Form 10-K
period 1996-03-31
CELTRIX PHARMACEUTICALS INC
filed 1996-06-27
CIK 871395

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED MARCH 31, 1996
     ----------------- OR
     -----------------
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM
     ----------------- TO
     -----------------.

                        COMMISSION FILE NUMBER: 0-18976
                            ------------------------

                         CELTRIX PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     94-3121462
         (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
      OF INCORPORATION OR ORGANIZATION)

              3055 PATRICK HENRY DRIVE, SANTA CLARA, CA 95054-1815
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                 REGISTRANT'S TELEPHONE NUMBER: (408) 988-2500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                  TITLE OF EACH CLASS:                          NAME OF EACH EXCHANGE ON WHICH REGISTERED:
                          NONE                                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing price of the Common Stock on June 18, 1996 in the NASDAQ National Market was approximately $33.5 million as of such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 18, 1996, the Registrant had outstanding 15,234,241 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report: the Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders scheduled to be held on August 27, 1996.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Celtrix Pharmaceuticals, Inc. ("Celtrix" or the "Company") is a biopharmaceutical company developing novel therapeutics for the treatment of seriously debilitating, degenerative conditions primarily associated with severe trauma, chronic diseases or aging. Company programs are focused on the use of SomatoKine(R), a novel IGF-BP3 complex, to treat destructive metabolic processes (catabolism) in acute indications such as major surgery, organ damage/failure and traumatic injury. Potential chronic indications could include osteoporosis, chronic renal (kidney) failure, and wasting conditions associated with cancer and AIDS.

     The Company's development focus is on SomatoKine, a naturally occurring complex formed by the anabolic hormone insulin-like growth factor-I (IGF-I) and its major binding protein, BP3, which shows potential as a hormone replacement therapy for patients suffering from severe physical trauma and serious, chronic illnesses. In fiscal 1996, the Company completed preclinical safety and efficacy studies on SomatoKine, which support the belief that SomatoKine offers a promising method for providing safe, therapeutically effective doses of IGF-I that could promote enhanced nutrient utilization and muscle and bone formation. Celtrix initiated Phase I human clinical testing in May 1996 and subsequently, in June 1996, reported that data emerging from the first Phase I clinical study confirmed that SomatoKine allows for the safe administration of IGF-I at doses far above what others have been able to achieve. A multi-dose Phase I safety study is expected to begin July 1996. These safety studies are expected to pave the way for the initiation of Phase II clinical studies later in fiscal 1997.

     Celtrix's strategy is to initially focus on patients who could potentially benefit from short-term hormone replacement therapy, such as those undergoing major surgery or those suffering from organ damage/failure or trauma. Through current and future collaborative agreements, the Company plans to build toward capturing increasingly larger market opportunities. These could potentially include the treatment of wasting diseases associated with cancer, AIDS, chronic obstructive pulmonary disease, short bowel syndrome, chronic renal failure, osteoporosis and neurodegenerative diseases. Celtrix has an ongoing collaboration with The Green Cross Corporation ("Green Cross"), a Japanese pharmaceutical company, covering the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan.

     While the Company's internal development focus is on the SomatoKine program, Celtrix is continuing to pursue the development of the cell-regulating protein TGF-beta-2 primarily through its collaborative relationship with Genzyme Corporation ("Genzyme"). Genzyme is currently developing TGF-beta-2 for tissue repair and treatment of systemic indications.

BACKGROUND: THERAPEUTIC AGENTS

     Many of the body's physiological functions, such as tissue healing, immune processes and growth of bone and muscle, are controlled by proteins (growth factors, cytokines, and protein hormones) that bind to specific cells to modulate their function. When the body produces appropriate levels of these proteins and when the target cells respond properly, the body functions normally. When the body encounters adverse situations such as trauma, infections, or chronic disease, the production and regulation of these factors can become unbalanced. Normally, the body has the ability to naturally modulate the production of these regulating proteins to return to a balanced physiological state (homeostasis). However, when the ability to make these changes is lost, this can result in a number of undesirable consequences including, but not limited to, poor nutritional status and an impaired ability to maintain and repair tissues and organs normally. Celtrix is developing biopharmaceuticals, alone or in collaboration with others, based on such naturally occurring, regulating proteins.

     SomatoKine

     SomatoKine is the recombinant equivalent of the naturally occurring complex formed by insulin-like growth factor-I (IGF-I) and its major binding protein
(BP3). The active portion of the complex is IGF-I, an anabolic hormone produced naturally by many different cells in the body, which promotes diverse biological activities including:

        -- Nutrient utilization

        -- Muscle formation

        -- Tissue and organ repair

        -- Promotion of renal (kidney) function

        -- Bone formation

        -- Neurotrophic activity important to healthy nervous system

        -- Immune system stimulation

     Because of its importance in human health, IGF-I has been evaluated for some time both preclinically and clinically by academic and industry scientists for a variety of therapeutic indications. However, IGF-I does not normally exist in quantity free of its binding proteins. Limitations associated with using free IGF-I therapeutically have proven significant: acute insulin effects (such as hypoglycemia), suppression of growth hormone secretion, short circulating half life, and limited efficacy at safe dosage levels. Celtrix believes that development of the SomatoKine complex serves as a better solution for hormone replacement therapy than IGF-I without BP3, since when IGF-I is bound to BP3, as it is in nature, it does not appear to display these limitations.

     Evidence obtained from the Company's preclinical toxicology and efficacy studies indicates that SomatoKine substantially improves the safety and efficacy profile of IGF-I. The overall development of SomatoKine is aimed at providing a circulating reservoir of IGF-I consistent with the naturally occurring hormone complex. The natural association of the two molecules IGF-I and BP3 appears to be of fundamental biological significance. If IGF-I circulates free of its binding protein at even modest levels, hypoglycemia can result, but when IGF-I is bound to the binding protein, BP3, this activity is not observed. In preclinical studies, Celtrix has been able to safely administer higher doses of IGF-I in the form of SomatoKine, revealing efficacies that could not be achieved safely with free IGF-I at safe dosage levels. Data from Celtrix's recent Phase I human clinical study confirmed the safe administration of IGF-I at higher dosage levels. Furthermore, the interaction of IGF-I with its binding protein BP3 is required to increase the half-life of IGF-I in the circulation, which could reduce the need for frequent administration. Celtrix believes that this will enable the complex to serve as a natural slow-release system and to modulate the availability of IGF-I in the bloodstream consistent with what is observed in nature. This regulation helps ensure that the hormone is active in the body only when and where needed. Celtrix believes that the use of SomatoKine could open up major opportunities for treating a variety of seriously debilitating, degenerative conditions for which no adequate therapies currently exist.

     Conclusions Based On Preclinical Results

     Severe physical trauma, extended illness and advanced aging are frequently associated with abnormally low blood levels of IGF-BP3. In many instances, this means physicians must contend not only with the patient's trauma or disease but also with a dangerous catabolic state in which the body poorly utilizes nutrients leading to the breakdown of muscle for energy. The inability of damaged tissue to rapidly heal, aggravated in some cases by a compromised immune system, increases the risk of serious infection and delays restoration of organ and body function. In addition, lost strength and mobility may require extended hospitalization, intravenous medication, surgery and rehabilitation procedures. Preclinical data suggest that hormone replacement therapy with SomatoKine could make a significant difference in the patient's recovery and quality of life.

     As SomatoKine moves into human clinical studies, it is backed by extensive research conducted by Celtrix, academic collaborators and others in the healthcare field. Conclusions made from key preclinical findings are summarized below:

          SomatoKine can potentially preserve and restore the strength and mobility needed to recover from major illness or injury. While many critically ill patients tend to receive intravenous feeding, the inability of their bodies to properly utilize nutrients can lead to serious weight loss, reduced muscle and bone mass, and overall physical weakness. Naturally occurring IGF-I is an anabolic hormone that normally circulates in the bloodstream bound to BP3 and plays a major role in enhancing nutrient utilization, preventing muscle breakdown, and stimulating protein synthesis. Used therapeutically, it offers the potential to safely and effectively stabilize or restore the strength and mobility necessary for the body to combat serious illness and overcome traumatic injury.

          SomatoKine can potentially speed organ and tissue repair and restore normal body function following major surgery or trauma. A significant relationship exists between tissue and organ repair activity and protein malnutrition, immunity and infection. IGF-BP3 stimulates cell division and the differentiation of a wide variety of cells. As such, it offers the potential to 1) accelerate regrowth of the structural matrix that supports new tissue following injury, 2) regenerate the mucosal lining in the gastrointestinal tract post-surgery, thereby improving the patient's capacity to absorb nutrients and reducing the threat of infection, 3) accelerate the return to normal organ function, and 4) stimulate immune system functions.

          SomatoKine can potentially rebuild lost bone and supportive muscle in patients with severe osteoporosis. While existing therapies can help to prevent bone loss, no therapy is currently available to rebuild significant bone mass and restore critical muscle support. However, as demonstrated in preclinical models mimicking the bone loss seen in post-menopausal women -- the primary group affected by osteoporosis -- systemic administration of SomatoKine may substantially restore the matrix support structure and calcified tissue within bones while also adding lean muscle mass. A relatively short period of intensive treatment with SomatoKine could potentially form enough new bone and supportive muscle to restore the patient's strength and mobility, thus enhancing the quality of life and reducing the risk of fracture. SomatoKine therapy also could potentially be used in combination with conventional medical treatments to prevent further bone loss.

          SomatoKine presents other therapeutic opportunities. A number of other biological activities have been demonstrated for IGF-I, suggesting that it may be beneficial to a wide range of other patient groups. These activities include stimulation of the immune system, enhancement of kidney functions, promotion of tissue repair (both locally and systemically), and neurotrophic activity. These activities, in combination with its anabolic activities, make it an attractive agent to evaluate for the treatment of conditions such as cachexia associated with cancer and

AIDS, chronic renal failure, or muscle and bone loss due to either chronic pulmonary disease, chronic steroid treatment, or osteoporosis.

     Clinical Program

     Clinical indications suitable for SomatoKine therapy can be categorized into two groups: a) acute indications (short-term treatments) and b) chronic indications (longer-term treatments). Celtrix's strategy is to initially treat destructive metabolic processes (catabolism) in acute indications such as major surgery, organ damage/failure and traumatic injury where short-term SomatoKine therapy could be beneficial. Since SomatoKine represents the equivalent form in which the body normally delivers IGF-I, Celtrix believes that there are significant opportunities and benefits associated with conditions where circulating levels are below normal, even in short-term therapies. Proper nutritional status for patients subject to severe trauma or major surgery is an important parameter in determining a positive clinical outcome. In many of these patients, it has been clinically demonstrated that their circulating levels of IGF-I are lower than in normal individuals. In these cases, SomatoKine treatment may be considered a hormone replacement therapy. Through current and future collaborative agreements, Celtrix plans to build toward treating chronic indications such as the treatment of osteoporosis, chronic renal (kidney) failure, and wasting conditions associated with cancer and AIDS.

     The results of the first of two Phase I human studies of SomatoKine, which commenced in May 1996, were reported in June 1996. The data emerging from this open-label, single-dose escalation study indicate that SomatoKine allows for the safe administration of IGF-I at doses far above what others have been able to achieve. In this first study in humans, SomatoKine was administered as single intravenous doses to 12 healthy men and women. Four escalating dosage levels were tested. The lowest dosage level provided a substantially higher amount of IGF-I than others have been able to safely administer using free (unbound) IGF-I in clinical testing and subsequent dosage levels were many times higher. The first three dosage levels were safe and well tolerated and minor, reversible side effects were observed at the highest dosage. A multiple-dose Phase I human clinical study of SomatoKine is expected to begin in July 1996 with up to 24 healthy men and women. This second study's objectives are to evaluate the safety and metabolic effects of a range of dosage levels, administered daily for six days. Information from this study will guide Phase II efficacy studies planned for later in fiscal 1997. Clinical study targets for Phase II will be based on strong preclinical data that support the likelihood of treatment success, involve short-term therapy, allow quick assessment of clinical end points, and can be accommodated using Celtrix's own manufacturing operations.

     TGF-beta-2

     TGF-beta-2 is a member of a family of cytokines known as the transforming growth factor-betas (TGF-beta 1-5). TGF-betas are found in nearly all human tissues and appear to have a broad range of biological effects, such as the ability to modulate cell proliferation, differentiation, and the production of extracellular matrix. For example, in preclinical and clinical studies for non-healing wounds, TGF-beta-2 has been shown to be a potent stimulator of granulation tissue formation. In addition, TGF-beta-2 has shown to inhibit certain inflammatory and immune system responses and may, therefore, have application in modifying immune-mediated diseases. These results have suggested other therapeutic roles for TGF-beta-2 in a variety of medical conditions, some of which are currently being pursued by Genzyme (see "Genzyme Corporation" under "Corporate Collaborations" section). Celtrix is not currently pursuing an in-house TGF-beta-2 program, other than as related to the Genzyme program.

CORPORATE COLLABORATIONS

     To maximize the therapeutic potential of SomatoKine and TGF-beta-2, Celtrix has two significant strategic alliances: The Green Cross Corporation, which is developing SomatoKine for the treatment of osteoporosis in Japan, and Genzyme Corporation, which is developing wound healing and systemic applications of TGF-beta-2.

     The Green Cross Corporation

     In July 1994, Celtrix entered into a license agreement with Green Cross, a Japanese pharmaceutical company, which covers the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan. Under the terms of the agreement, Green Cross is responsible for all related research, development and marketing, as well as product manufacturing to support its needs in Japan. Celtrix receives license fees and milestone payments and, upon commercialization, will receive royalties on product sales. In addition, Celtrix has full rights to related know-how and technology development by Green Cross, such as product formulation, manufacturing scale-up, and osteoporosis clinical study design and data. Celtrix has retained full rights to SomatoKine outside of Japan.

     Osteoporosis reportedly affects over 20 million people in the United States, 80% of whom are women and most in the menopausal and post-menopausal age groups. The most significant consequence of osteoporosis is bone fracture, with approximately 1.3 million fractures each year in the United States attributed to osteoporosis. The most common fractures associated with osteoporosis are those of the hip (femoral neck), spine (vertebral), and wrist. Preclinical studies have demonstrated that SomatoKine can promote bone formation at multiple sites, including those often associated with osteoporotic fractures, such as the femoral neck and the vertebrae. In addition, these studies have shown that systemically administered SomatoKine also promotes formation of lean body mass, thus addressing two of the key debilitating aspects of osteoporosis.

     Genzyme Corporation

     In June 1994, the Company entered into a product development, license and marketing agreement with Genzyme on TGF-beta-2 which included equity investments, milestone payments and potential royalties to Celtrix. The objective was to commercialize TGF-beta-2 for tissue repair and treatment of systemic applications. Genzyme has been granted worldwide commercialization rights, excluding Asia, for all systemic applications and select local applications of TGF-beta-2. Celtrix has retained all rights to applications of TGF-beta-2 concerning ophthalmic disease, mucositis, and certain localized tissue damage. The Company has the option to reacquire rights to other product applications not pursued by Genzyme. Celtrix is not currently pursuing an in-house TGF-beta-2 program, other than as related to the Genzyme program.

     Upon initiation of this agreement, Celtrix sold to Genzyme 1,550,388 of newly issued shares of Celtrix common stock for a total of $9.9 million, net, and in December 1995, upon Celtrix's exercise of a put option, Celtrix sold to Genzyme another 1,472,829 shares for a total of $4.4 million, net. The total shares issued to Genzyme comprise an ownership position of 19.9% of Celtrix's
15.2 million shares outstanding.

     Prior to transferring this program to Genzyme in June 1994, Celtrix had conducted two human clinical studies to evaluate the utility of TGF-beta-2 in venous stasis (leg) ulcers, a medical problem that affects approximately 600,000 patients annually in the United States.

These studies indicated that TGF-beta-2, when administered in a collagen delivery vehicle, increased the rate of wound closure in venous stasis ulcers. This program is now sponsored by Genzyme who is conducting a 12-center, double-blinded, randomized Phase II clinical study to evaluate the treatment of 200 diabetic patients suffering from neurotrophic diabetic foot ulcers. Dermal ulcers can arise from several conditions. In severe cases, these wounds can penetrate the skin and frequently expose underlying tissue, such as muscle and bone. Celtrix scientists have developed a potential wound-healing product that the Company believes will address important treatment aspects of dermal wound care. TGF-beta-2 and a proprietary collagen-based delivery vehicle are key components to the product to simplify treatment and promote healing. The delivery vehicle is a biocompatible, resorbable material, inserted into the wound site to deliver TGF-beta-2 and to provide a natural, three-dimensional substrate for potential tissue regeneration. This delivery system can be delivered repeatedly and because it is absorbed by the body, there is no need to remove anything from the wound.

     OTHER CORPORATE AGREEMENTS

     Genentech, Inc.

     In March 1993, the Company entered into a cross-license agreement with Genentech. Under the terms of the agreement, Genentech granted Celtrix rights to certain process patents which may have application in the manufacturing of TFG-beta-2 and TGF-beta receptors, in return for a $4.0 million licensing fee and future product royalties. Celtrix granted Genentech patent rights to TGF-beta for certain fields of use for future product royalties. The license fee was balanced by an equity purchase by Genentech of 572,450 shares of newly issued Celtrix common stock for a total value of $4.0 million, resulting in a non-cash transaction.

     Collagen Corporation

     The Company and Collagen entered into a number of agreements in connection with the distribution as a stock dividend of all issued Celtrix common stock by Collagen to its stockholders in a spin-off in February 1991. Certain of these agreements impose limitations on the development activities of both Collagen and Celtrix, prohibit Celtrix from manufacturing or working with others to manufacture collagen-based materials, and, subject to certain conditions, require Celtrix to purchase its requirements of collagen-based materials from Collagen. In addition, Collagen purchased a warrant to acquire 427,000 shares of Celtrix Common Stock at an exercise price of $11.00 per share. This warrant expired unexercised in February 1996.

     Celtrix has also entered into a contract with Collagen for Collagen to manufacture and distribute Vitrogen(R)100 Collagen for Celtrix for an initial term of ten years. In January 1995, the Company entered into a separate agreement under which Collagen was granted distribution rights and an option to purchase the Vitrogen business. Collagen exercised the option in May 1995.

RESEARCH & DEVELOPMENT

     The Company's research and development staff has substantial expertise with IGF-I and BP3. Through in-house programs and an extensive collaboration program with leading scientists world-wide, research and development efforts are focused on demonstrating the safety and effectiveness of SomatoKine in animal models that are relevant to the human disease conditions being evaluated. Studies to evaluate optimal formulations, doses and dosing frequencies are being conducted to aid in the development of SomatoKine. Other activities include determining IGF-I and BP3 levels in blood and tissue of various patient populations. These collaborative efforts have made progress toward the Company's understanding of the underlying causes and potential treatment strategies for conditions leading to muscle and bone loss and other catabolic conditions. Celtrix is continuing to expand collaborations into other fields where SomatoKine therapy may be of benefit.

     The Company's research staff is developing a novel protein expression technology for SomatoKine. Recent advances by the Company in this area provide Celtrix the opportunity to significantly increase SomatoKine production and streamline purification methods. Use of this proprietary technology will be an important component of Celtrix's ability to produce SomatoKine in a cost efficient manner. Efforts in this area will continue to focus on ways that this technology can advance the SomatoKine program. The Company believes that this technology not only provides benefits to Celtrix programs, but also offers the potential of being useful to other biopharmaceutical companies in need of novel protein expression technology. Licensing options will be evaluated.

MANUFACTURING

     Celtrix currently manufactures clinical-grade human recombinant SomatoKine according to current Good Manufacturing Practices (GMP) at its Santa Clara location. This facility has the capacity to meet anticipated SomatoKine supply needs for current and future clinical studies at least through Phase II testing. When larger-scale manufacturing is needed, Celtrix may elect to further expand its manufacturing capabilities or to work through collaborative relationships or contract manufacturers. Celtrix is currently in the process of manufacturing SomatoKine for its anticipated Phase II clinical testing.

INTELLECTUAL PROPERTY

     Proprietary protection for Celtrix's potential products is important to its business. Celtrix's policy is to protect its technology by filing patent applications for technology that it considers important to the development of its business. Celtrix intends to file additional patent applications, when appropriate, relating to improvements in its technology and other specific products that it develops.

     In the U.S., Celtrix currently holds one issued patent with claims to a BP3 composition-of-matter, and two issued therapeutic use patents for SomatoKine. Celtrix has ten families of pending applications regarding the therapeutic use of BP3, antibodies to BP3 and their uses, and therapeutic uses of the complex, SomatoKine. Celtrix also has two issued, two allowed, and three families of pending patent applications regarding novel expression and production methods which may be used for the manufacture of SomatoKine. The pending applications are in various stages of review. In Europe, Celtrix has an issued patent with claims to: a BP3 composition-of-matter; certain therapeutic uses of BP3; and certain therapeutic uses of the complex, SomatoKine. Celtrix has recently received notice of the European Patent Office's intent to grant an European patent with claims to: recombinantly produced BP3; therapeutic uses of BP3; and therapeutic uses of the complex, SomatoKine.

     The Company also owns or co-owns 19 issued patents and two allowed and four pending applications regarding the composition-of-matter, methods of purification, and therapeutic uses of TGF-beta-2. Celtrix also owns the rights to one issued U.S. patent relating to products and methods for topical wound healing using collagen and heparin-containing matrices. Celtrix owns the rights to a collection of patent applications relating to TGF-beta antagonists. The collection consists of: a family of patent applications relating to antibodies to TGF-beta, including one allowed application; a family of patent applications relating to TGF-beta receptors (exclusively licensed from the Whitehead Institute); and two families of patent applications relating to uses of TGF-beta antagonists.

     Celtrix is in the process of seeking patent protection for its inventions and discoveries in the United States and, in most instances, Australia, Canada, Japan and various countries in Europe. As with any pending patent application, there can be no assurance that any of these applications will be issued in the United States or foreign countries.

     At least three large biotechnology and pharmaceutical companies with substantial financial and legal resources have patent applications on file in the United States and abroad directed at the production of recombinant IGF-I by various methods. The earliest date of filing of these patent applications is April 25, 1983. Unless and until these applications issue in the United States, it is not possible to determine the breadth of these claims regarding a process for IGF-I production. Furthermore, a large biotechnology and pharmaceutical company with substantial financial and legal resources has a patent issued in the United States directed towards certain DNA molecules encoding BP3 and the corresponding BP3 protein. This same patent is currently pending abroad and has been granted in Europe. Celtrix has opposed the grant of this patent in Europe. The patent application filed on the method of production of BP3 is pending both in the United States and abroad. In addition, this company has been issued a patent directed toward the subcutaneous administration of IGF-BP3.

     Each of the referenced companies can be expected to defend its patent position vigorously. Although Celtrix does not believe that the claims to the methods for production of recombinant BP3 are patentable in view of Celtrix's own earlier-filed patent application directed to BP3, there can be no assurance that a contrary position will not be asserted, or that, if asserted, such a claim would not prevail. Celtrix also does not believe that its manufacture, sale or use of its SomatoKine will infringe on other IGF or BP3 patents although there can be no assurance that a contrary position will not be asserted. Celtrix has filed patent applications covering novel molecular biology techniques which could potentially circumvent some or all intellectual property concerns regarding IGF-I, BP3 or SomatoKine recombinant production. There can be no assurances that these patents will issue or will be commercially viable.

     Celtrix has licensed certain intellectual property rights concerning certain recombinant materials and procedures for producing TGF-beta and TGF-beta receptors. In March 1993, the Company entered into a cross-license patent agreement with Genentech which gives Celtrix rights to certain process patents which may have application in the manufacturing of TGF-beta and TGF-beta receptors. (See "Genentech, Inc." under "Corporate Collaboration" section.) In addition, a United States government patent has been issued relating to work done at the National Institute of Health ("NIH") identifying and isolating TGF-beta-1.

     There can be no assurance that any patents issued to Celtrix will not be infringed or circumvented by others, that others have not obtained or will not obtain patents that Celtrix would need to license or circumvent or that Celtrix's processes or products will not infringe patents or proprietary rights of others. There can be no assurance that licenses that might be required for Celtrix's processes or products would be available on reasonable terms or at all. In addition, there can be no assurance that Celtrix's patents would be held valid by a court of competent jurisdiction.

     Celtrix relies on trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to Celtrix's trade secrets or disclose such technology, or that Celtrix can meaningfully protect its rights to its unpatented trade secrets.

     Collaborators and contract customers of Celtrix may be provided access to certain of Celtrix's technology under confidentiality agreements. To the extent that collaborators or contract customers use this technological information, disputes may arise as to the proprietary and patent rights to such information and developments based on or related to such information. In addition, there can be no assurance that these confidentiality agreements will provide meaningful protection for Celtrix's trade secrets in the event of unauthorized use or disclosure of such information.

COMPETITION

     In each of the Company's potential product areas, competition from large pharmaceutical companies, biotechnology companies and other companies, universities and research institutions is substantial. Relative to the Company, most of these entities have greater capital resources, research and development staffs, facilities and experience in conducting clinical trials and obtaining regulatory approvals, as well as in manufacturing and marketing pharmaceutical products. Furthermore, the Company believes that competitors have used, and may continue to use, litigation to gain competitive advantage. In addition, these and other entities may have or develop new technologies or use existing technologies that are, or may in the future be, the basis for competitive products.

     Any potential products that the Company succeeds in developing and for which it gains regulatory approval will have to compete for market acceptance and market share. For certain of the Company's potential products, an important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete the clinical testing and regulatory approval processes and supply commercial quantities of the product to the market are expected to be important competitive factors. The Company expects that competition will be based, among other things, on product efficacy, safety, reliability, availability, timing and scope of regulatory approval and price. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive. In addition, many of the Company's competitors may achieve product commercialization or patent protection earlier than the Company.

GOVERNMENT REGULATION

     The production and marketing of Celtrix's product and its research and development activities are and will be subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous Food and Drug Administration ("FDA") regulation. The Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder, as well as other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record-keeping, approval, advertising and promotion of Celtrix's potential products.

     The steps required before a pharmaceutical product may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an Investigational New Drug ("IND") application, which must become effective before human clinical trials may commence, (iii) the conduct of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a New Drug Application ("NDA") for pharmaceuticals, and (v) FDA approval of the NDA prior to any commercial shipment or sale of the product.

     Although SomatoKine is a DNA-derived protein complex and is manufactured using biotechnology techniques, the FDA has indicated to Celtrix that products containing SomatoKine will fall into the category of hormones and will be reviewed as drugs. The review has been assigned to the Division of Endocrine and Metabolism Products, Center for Drug Evaluation and Research (CDER). During the investigational phase, the IND requirements will govern the development of the drug. Prior to marketing, FDA approval of products containing SomatoKine will be based on submission of an NDA containing the results of preclinical and clinical studies, and complete manufacturing and controls information. Furthermore, NDA approval requires preapproval inspection by the FDA of the proposed commercial manufacturing facilities.

     Prior to the commencement of clinical trials for its potential products, Celtrix must conduct preclinical tests of its products, which include laboratory evaluation of laboratory product characterization of the products and the conduct of animal studies to assess preliminarily the safety and pharmacological effect of the products. The preclinical safety tests must be conducted in laboratories that comply with FDA regulations regarding good laboratory practices. The results of preclinical tests must be submitted to the FDA as part of the IND application and reviewed by the FDA during the course of the agency's determination as to whether the clinical trials described in the IND application may commence. There is no certainty that submission of an IND application will result in FDA authorization to commence clinical trials.

     Clinical trials involve the administration of the investigational compound to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board at the institution at which the study will be conducted, and informed consent must be obtained from each clinical subject.

     Clinical trials of drug products are typically conducted in three phases, but the phases may overlap. In Phase I, the product is tested for safety (adverse effects) and may include dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to (i) determine the efficacy of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and
(iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further confirm clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of Celtrix's products subject to such testing. Furthermore, Celtrix or the FDA may suspend clinical trials at any time if it is felt that the subjects or patients are being exposed to an unacceptable health risk.

     The results of the product development efforts, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA for approval to permit marketing and commercial shipment and sales of the pharmaceutical product. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, may require additional testing or information if it does not view the NDA as containing adequate evidence of the safety and efficacy of the product, or may require post-marketing testing and surveillance to monitor the safety of Celtrix's products. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

     Among the conditions for NDA approval is the requirement that the manufacturer's manufacturing procedures and quality control must comply with the FDA regulations as published in the current GMP regulations, as well as any additional standards or guidelines issued for specific drug or biological products. The FDA monitors compliance with these requirements by requiring all drug manufacturers to register with the FDA, which subjects them to biennial FDA inspections of manufacturing facilities. In addition, a precondition for NDA approval is that the FDA conducts an inspection of the manufacturing facility and determines that it complies with all applicable regulatory requirements. In order to assure compliance with those requirements, manufacturers must continue to expend time, resources and effort in the areas of production and quality control to ensure full technical compliance.

     The Company is also subject to licensure in California as a drug manufacturer by the Food and Drug Branch of the California Department of Health Services. Licensure requires annual inspections of the Company's manufacturing facilities by inspectors from the Food and Drug Branch, to ensure continued compliance with applicable GMP requirements. In addition to regulations enforced by the FDA, Celtrix also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. For marketing outside the United States, Celtrix also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement may vary from country to country.

INSURANCE; PRODUCT LIABILITY

     The Company currently has in force general liability insurance, with coverage limits of $1.0 million per incident and $2.0 million in the aggregate annually, and product liability insurance with coverage limits of $1.0 million per incident and $1.0 million in the aggregate annually. The Company's insurance policies provide coverage for product liability and general liability on a claims made basis. These policies are subject to annual renewal. Such insurance may not be available in the future on acceptable terms or at all. There can be no assurance that the Company's insurance coverage will be adequate or that a product liability claim or recall would not materially adversely affect the business or financial condition of the Company.

     The use of the Company's potential products or technology in clinical trials and the sale of such products may expose the Company to liability claims. Such risks exist even with respect to those potential products, if any, that receive regulatory approval for commercial sale. Although Celtrix has taken and will continue to take what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. There also can be no assurance that the Company's insurance coverage will be adequate or that a product liability claim or recall would not materially adversely affect the business or financial condition of the Company.

EMPLOYEES

     As of March 31, 1996, Celtrix employed 60 full-time and part-time employees. No employee is represented by a union and the Company believes its employee relations are good. The Company is highly dependent on the principal members of its management and scientific staff and its future success depends in large part upon its ability to attract and retain highly qualified scientific and management personnel. Celtrix faces significant competition for such personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that Celtrix will be successful in hiring or retaining requisite personnel.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information with respect to the executive officers of Celtrix and their ages as of June 18, 1996:

         NAME             AGE                       POSITION
- ----------------------    ---     --------------------------------------------
Andreas Sommer, Ph.D.     54      Chief Executive Officer, President and
                                  Director
Mary Anne Ribi            33      Vice President, Finance and Administration,
                                  Chief Financial Officer and Assistant
                                  Secretary
David M. Rosen, Ph.D.     40      Vice President, Research and Development

     Dr. Sommer was elected President and CEO of Celtrix in April 1995. Prior to that, Dr. Sommer served as Celtrix's Senior Vice President from July 1993 to April 1995 and as a member of the Board of Directors since May 1994. Previously, Dr. Sommer served as Vice President, Research of Celtrix since 1992, following Celtrix's merger with BioGrowth, Inc., where he served as Vice President, Research and Development since 1989. He previously was a member of the scientific management team at Synergen. Also during his professional career, Dr. Sommer served as an advanced research fellow in the Department of Microbiology at the University of Basel Biocenter and was a postdoctoral fellow in the Department of Biological Chemistry at the University of California, Davis. He received his Ph.D. in Microbiology from the University of California, Davis, and has published extensively in noted scientific journals.

     Ms. Ribi has served as Vice President of Finance and Administration and Chief Financial Officer since January 1995. Previously, she served as Celtrix's director of finance and administration and controller since 1990. Prior to joining Celtrix, Ms. Ribi helped found and organize Biocircuits Corporation, a medical instrumentation company, and previously was with Ernst & Young LLP. She is a certified public accountant with a M.B.A. with an emphasis in Finance from Golden Gate University, San Francisco.

     Dr. Rosen was appointed Vice President of Research and Development in April 1995. Previously, he served as Celtrix's director of research since January 1994. He has served at Celtrix since its founding by Collagen Corporation and has extensive research and project management experience, as well as an in-depth working knowledge of SomatoKine. Dr. Rosen worked at Collagen since 1982, initially serving as a scientist in the Company's connective tissue research laboratories. Dr. Rosen received his Ph.D. in biochemistry from the University of California, Riverside and has over forty research publications to his credit.

     The Board of Directors elects Celtrix's officers and such officers serve at the discretion of the Board of Directors of Celtrix. There are no family relationships among the directors or officers of Celtrix.

FORWARD-LOOKING STATEMENTS

     The Company notes that certain of the foregoing statements are forward looking within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from the statements made due to a variety of factors including, but not limited to, (i) the efficacy and safety of SomatoKine and other of the Company's products, (ii) results of clinical studies, (iii) significant unforeseen delays in the regulatory approval process, (iv) complications relating to the use of SomatoKine, (v) competitive products and technology, and (vi) other risk factors described herein.

OTHER FACTORS AFFECTING STOCK PRICE

     The market prices for securities of biopharmaceutical and biotechnology companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the Company's common stock became listed for public trading, its market price has fluctuated over a wide range. Announcements concerning the Company or its competitors, including the results of testing, technological innovations, corporate alliances, licensing of compounds or new commercial products, government regulations, developments concerning proprietary rights, litigation or public concern as to safety of the Company's potential products as well as changes in general market conditions may have a significant effect on the market price of Celtrix's common stock.

ITEM 2. PROPERTIES

     Celtrix leases a 69,000 square foot facility at 3055 Patrick Henry Drive, Santa Clara, California 95054-1815. Celtrix anticipates that its facilities will be adequate for administrative and research and development purposes at least through fiscal 1997.

ITEM 3. LEGAL PROCEEDINGS

     As of the date hereof, there are no legal proceedings pending against or involving Celtrix or its assets that, in the opinion of management, could result in a materially adverse change in the business or financial condition of Celtrix.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth fiscal quarter ended March 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the NASDAQ National Market under the symbol CTRX. The following table represents quarterly information on the high and low prices of Celtrix's common stock for the last two fiscal years:

                                                                       HIGH      LOW
                                                                       -----    ------
        Fiscal Year 1996
          First Quarter..............................................  $3       $1 1/4
          Second Quarter.............................................  $2 7/8   $2
          Third Quarter..............................................  $2 5/8   $1 11/16
          Fourth Quarter.............................................  $2 7/8   $2 3/16
        Fiscal Year 1995
          First Quarter..............................................  $7 3/8   $5 3/8
          Second Quarter.............................................  $7 7/8   $5 1/2
          Third Quarter..............................................  $7 3/8   $2
          Fourth Quarter.............................................  $3 1/8   $1 7/16

     As of March 31, 1996, there were approximately 1,370 stockholders of record. No cash dividends have been paid to date by the Company on its common stock. Celtrix does not anticipate the payment of dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                            YEAR ENDED MARCH 31,
                                          --------------------------------------------------------
                                            1996        1995        1994        1993        1992
                                          --------    --------    --------    --------    --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues..........................  $  1,750    $  2,220    $    858    $    776    $    829
Acquired in-process research and
  development and licensing fees(1).....        --          --          --    $  5,050    $ 12,281
Operating loss..........................  $(11,334)   $(21,592)   $(18,457)   $(23,773)   $(22,784)
Net loss................................  $ (7,246)   $(20,749)   $(17,760)   $(22,302)   $(21,325)
Net loss per share......................  $  (0.51)   $  (1.57)   $  (1.64)   $  (2.71)   $  (4.82)
Shares used in per share computation....    14,161      13,255      10,805       8,240       4,424
Total assets............................  $ 30,145    $ 35,024    $ 44,089    $ 41,499    $ 58,450
Long-term obligations...................  $    238    $    828    $  1,456    $  2,030    $    181
Total stockholders' equity..............  $ 26,786    $ 29,436    $ 39,121    $ 35,195    $ 51,301

- ---------------

(1) The acquired in-process research and development and licensing fee charges of $5.0 million and $12.3 million for the years ended March 31, 1993 and 1992, respectively, resulted from the Genentech, Inc. licensing fee in March 1993 ($4.0 million), the Baltimore Biotech, Inc. acquisition in September 1992 ($1.0 million), and the BioGrowth, Inc. merger in December 1991 ($12.3 million).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Celtrix Pharmaceuticals, Inc. is a biopharmaceutical company developing novel therapeutics for the treatment of seriously debilitating, degenerative conditions primarily associated with severe trauma, chronic diseases or aging. The Company's development focus is on SomatoKine(R), the recombinant equivalent of the naturally occurring complex formed by the anabolic hormone insulin-like growth factor-I (IGF-I) and its major binding protein, BP3, which shows potential as a hormone replacement therapy for patients suffering from severe physical trauma or serious illness. Celtrix's goal is to initially develop SomatoKine for acute conditions, such as major surgery, organ damage or failure, and traumatic injury. These conditions often involve abnormally low blood levels of IGF-BP3 which are associated with a catabolic state in which the body poorly utilizes nutrients and breaks down muscle for energy.

     In fiscal 1996, the Company completed its preclinical safety and efficacy studies on SomatoKine, which support the belief that SomatoKine offers a promising method for providing safe, therapeutically effective doses of IGF-I, which is critical in nutrient utilization and in muscle and bone formation. Celtrix initiated Phase I human clinical testing in May 1996.

     The Company has a license agreement with The Green Cross Corporation ("Green Cross"), a Japanese pharmaceutical company, covering the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan. The Company also has a product development, license and marketing agreement with Genzyme Corporation ("Genzyme") for TGF-beta-2, a potential pharmaceutical based on a naturally occurring compound which appears to play an important role in regulating healthy cell functions. Genzyme is currently developing TGF-beta-2 for tissue repair and the treatment of systemic indications.

     Celtrix has not earned substantial revenues from product sales and at March 31, 1996 has an accumulated deficit of $91.4 million, which includes non-recurring, non-cash charges of $17.3 million for acquired in-process research and development and licensing fees. The Company expects to incur additional operating losses, which may fluctuate quarter to quarter, for at least the next several years as the Company expands its development activities, including clinical trials and manufacturing.

     The Company's product revenues to date consist primarily of revenues from sales of Vitrogen(R)100 Collagen, a sterile solution of collagen purchased from Collagen Corporation ("Collagen") under a long-term supply agreement. In May 1995, pursuant to a distribution rights and option to purchase agreement, Collagen exercised its option to purchase the Vitrogen business. As a result, no further Vitrogen sales have been recorded. The Company also sells other products for use in research and assay applications. To date, sales of these products, along with Vitrogen, have not been material.

     There can be no assurance that Celtrix will ever achieve either significant revenues from product sales or profitable operations. To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for and market its potential products. No assurance can be given that the Company's product development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

RESULTS OF OPERATIONS

     The Company incurred net losses of $7.2 million, $20.7 million, and $17.8 million in 1996, 1995, and 1994, respectively. Net losses per share for these years were $0.51, $1.57, and $1.64, respectively.

     Revenues decreased 18% to $1.8 million in 1996 from $2.2 million in 1995 due primarily to an initial licensing fee received from Green Cross in 1995, partially offset by proceeds received from Collagen for sale of the Vitrogen business in 1996. Revenues increased $1.3 million in 1995 from $858,000 in 1994 due primarily to the Green Cross licensing fees. Gross margins on product sales increased to 69% in 1996 from 55% in 1995 due primarily to a shift in the mix of research material sales. Gross margin remained flat in 1995 as compared to 1994.

     Research and development expenses decreased 39% to $11.0 million in 1996 from $18.1 million in 1995 due primarily to the Company's restructuring and cost-reduction program implemented in the second half of 1995 when Celtrix discontinued its in-house TGF-beta-2 program for the treatment of ophthalmic conditions as a result of disappointing clinical results. Research and development expenses increased 11% in 1995 from $16.3 million in 1994 due primarily to an increase in costs associated with the now-discontinued ophthalmic program, as well as an increase in process development costs related to the manufacturing scale-up of SomatoKine.

     General and administrative expenses decreased 40% to $2.1 million in 1996 from $3.5 million in 1995 due primarily to the restructuring and cost-reduction program implemented in 1995. General and administrative expenses increased 25% to $3.5 million in 1995 from $2.8 million in 1994, due primarily to TGF-beta-2 marketing preparations for the Company's now-discontinued ophthalmic program.

     Expenses of $2.1 million were charged in 1995 primarily for severance costs relating to the Company's restructuring and reduction in workforce of 65 employees, or approximately 44% of the Company's employees at such time.

     Interest income, net of interest expense, decreased 26% to $625,000 in 1996 from $843,000 in 1995 due primarily to lower average cash, cash equivalents and short-term investment balances. Net interest income increased 21% in 1995 from $697,000 in 1994, due primarily to a slightly higher rate of return on investments and a decrease in interest expense. Interest expense was $176,000, $264,000, and $345,000 in 1996, 1995, and 1994, respectively.

     During 1996, the Company sold its equity investment in Metra Biosystems, Inc. ("Metra"), a biomedical company, resulting in a reported gain of $3.5 million.

     At March 31, 1996, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $87.0 million and $3.0 million, respectively, expiring in the years 2006 through 2011. Due to ownership changes as defined by the Internal Revenue Code, the Company's utilization of its net operating loss carryforwards and tax credits is subject to substantial annual limitations. Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The effect of the change on the Company's financial statements was not material. The Company has determined that a valuation allowance for deferred tax assets of $36.0 million and $33.0 million at March 31, 1996 and 1995, respectively, is required to reduce the deferred tax assets to the amount realizable, zero, based upon the Company's history of losses.

LIQUIDITY AND CAPITAL RESOURCES

     Celtrix has funded its activities with proceeds from public and private offerings, advances from Collagen, research and development revenues and licensing fees from collaborative arrangements, lease and debt financing arrangements, proceeds from liquidating its equity investment in Metra, and, to a lesser extent, other revenues and product sales.

     At March 31, 1996, Celtrix's cash, cash equivalents and short-term investments were $17.6 million compared to $19.9 million at March 31, 1995. This net decrease of $2.3 million was due primarily to cash outlays totaling $10.5 million related to its operations and payments under long-term obligations, offset by $3.8 million from the sale of an equity investment in Metra and $4.4 million of net equity proceeds received from Genzyme. In December 1995, Celtrix exercised its option to receive an equity investment from Genzyme, pursuant to a 1994 Common Stock Purchase Agreement, which resulted in the issuance of 1,472,829 shares of Celtrix common stock and increased Genzyme's total ownership position in Celtrix to 19.9% (3,023,217 shares) of its 15.2 million shares outstanding.

     The Company believes that its existing capital resources will be adequate to satisfy its anticipated requirements through the middle of calendar 1997. The Company continues to pursue the possibility of securing additional corporate partner arrangements that are consistent with the Company's product development and commercialization strategies, raising additional capital by means of selling equity or debt securities, and evaluating other options including mergers and acquisitions. The Company's future success may depend, in part, on its relationships with third parties, including their willingness to collaborate in the development of any potential products under development, their strategic interest in such products and, eventually, their success in marketing.

     The Company anticipates that it will expend significant capital resources in product research and development, which is typical in the biopharmaceutical industry. Capital resources may also be used for the acquisition of complementary businesses, products or technologies. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the magnitude of these programs, progress with preclinical and clinical trials, the cost of scaling up manufacturing and establishing facilities, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting, enforcing and defending patent claims, competition in technological and market developments, the establishment of and changes in collaborative relationships and the cost of commercialization activities and arrangements. The Company anticipates that it will be required to raise substantial additional capital over a period of several years in order to continue its research and development programs, including clinical trials, and to prepare for commercialization by expanding manufacturing and marketing capabilities. No assurance can be given that such additional capital will be available on reasonable terms or at all. The unavailability of such financing could delay or prevent the development and marketing of the Company's potential products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Financial Statement Schedules of the Company required by this item are incorporated herein and listed under Item 14(a)(1) and
(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14(A) (the "Proxy Statement") for its Annual Meeting of Stockholders scheduled to be held on August 27, 1996 and the information included therein is incorporated herein by reference to the extent detailed below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Registrant's directors required by this Item is incorporated by reference to the information under the caption "Election of Directors -- Nominees" in the Registrant's Proxy Statement.

     The information concerning the Registrant's executive officers is set forth in "Item 1 -- Business -- Executive Officers of the Company" in this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information under the captions "Election of Directors -- Compensation of Directors," "Compensation of Executive Officers -- Summary Compensation Table," "Compensation of Executive Officers -- Stock Option Grants in Last Fiscal Year," and "Compensation of Executive Officers -- Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" in the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information under the caption "Transactions with Management and Others" in the Registrant's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) INDEX TO FINANCIAL STATEMENTS

     The financial statements required by this item are submitted in a separate section beginning on page 28 of this report:

        Report of Ernst & Young LLP, Independent Auditors.....................   28
        Consolidated Balance Sheets -- March 31, 1996 and 1995................   29
        Consolidated Statements of Operations
          Years Ended March 31, 1996, 1995 and 1994...........................   30
        Consolidated Statements of Stockholders' Equity
          Years Ended March 31, 1996, 1995 and 1994...........................   31
        Consolidated Statements of Cash Flows
          Years Ended March 31, 1996, 1995 and 1994...........................   32
        Notes to the Consolidated Financial Statements........................   33

(A)(2) FINANCIAL STATEMENT SCHEDULES

     Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(A)(3) EXHIBITS

EXHIBIT
  NO.                                           DESCRIPTION
- -------      ----------------------------------------------------------------------------------
 2.1      -- Stock Exchange Agreement dated September 14, 1992, among Registrant, Baltimore
             Biotech, Inc. ("BBI") and holders of outstanding stock of BBI.(6)(10)
 3.1      -- Certificate of Incorporation of the Registrant.(4)
 3.2      -- Bylaws of the Registrant.(1)
 4.1      -- Certificate of Incorporation of the Registrant. (See Exhibit 3.1)
 4.2      -- Bylaws of the Registrant. (See Exhibit 3.2)
 4.3      -- Warrant of the Registrant dated November 17, 1993 to Warburg, Pincus Investors,
             L.P.(13)

EXHIBIT
  NO.                                           DESCRIPTION
- -------      ----------------------------------------------------------------------------------
10.1      -- Distribution Agreement dated January 23, 1991, between Collagen Corporation and the Registrant.(2)
10.2a     -- Registrant's 1991 Directors' Stock Option Plan.(3)
10.3a     -- Registrant's 1991 Employee Stock Purchase Plan.(3)
10.4a     -- Registrant's 1991 Stock Option Plan.(3)
10.5      -- Agreement by the Registrant to provide services to Collagen Corporation dated as of February 1, 1991, between Collagen Corporation and the Registrant.(2)
10.6      -- Supply and License Agreement from the Registrant to Collagen Corporation effective as of February 1, 1991, between Collagen Corporation and the Registrant.(2)(8)
10.7      -- Agreement by Collagen Corporation to provide services to the Registrant dated as of February 1, 1991, between Collagen Corporation and the Registrant.(2)
10.8      -- Supply and License Agreement from Collagen Corporation to the Registrant effective as of February 1, 1991, between Collagen Corporation and the Registrant.(2)(8)
10.9      -- Distribution Agency Agreement dated as of February 1, 1991, among the Registrant,
             Collagen Corporation and the Bank of New York.(2)
10.11     -- Tax Allocation Agreement dated as of February 1, 1991, between Collagen
             Corporation and the Registrant.(2)
10.12     -- Vitrogen(R) Agreement Between Collagen Corporation and the Registrant effective as of February 1, 1991.(2)(8)
10.13     -- Warrant Purchase and Registration Rights Agreement dated as of February 1, 1991, among Collagen Corporation, the Registrant and The Bank of New York, as Warrant
             Agent.(2)
10.13a    -- Amendment to Warrant Purchase and Registration Rights Agreement dated as of
             December 26, 1991, between Collagen Corporation and Registrant.(4)
10.14     -- Joint Venture Agreement dated as of March 26, 1987, between Collagen Corporation and Hercules Incorporated.(1)
10.15     -- Letter Agreement dated as of July 21, 1989, by and among Collagen Corporation,
             Hercules Incorporated and Epicor Laboratories, Inc.(1)
10.16     -- License Agreement for Wound Healing Composition dated as of April 15, 1987, between the University of Washington and Collagen Corporation.(1)
10.17     -- Consulting Agreement dated as of February 1, 1991, between Collagen Corporation and Bruce B. Pharriss.(2)

EXHIBIT
  NO.                                           DESCRIPTION
- -------      ----------------------------------------------------------------------------------
10.18     -- Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.(1)
10.19     -- Form of Loan and Security Agreement between the Registrant and certain of its employees.(1)
10.20     -- Agreement Between Bristol-Myers Squibb and Collagen Corporation dated September 7,
             1990.(1)
10.21     -- License Agreement dated as of December 4, 1991, among Massachusetts Institute of
             Technology, Whitehead Institute and the Registrant.(4)(9)
10.22     -- License Agreement dated as of June 15, 1990, between the Board of Trustees of the
             Leland Stanford Junior University and BioGrowth, Inc.(4)
10.23     -- Lease Agreement dated as of August 1, 1991, between Spieker French Foster #249, a
             California General Partnership, and the Registrant, as amended.(4)
10.24     -- Escrow Agreement dated as of December 12, 1991, among the Registrant, BioGrowth,
             Inc., The Bank of New York, and Larry Brown and James Bennington, M.D., as
             representatives of and on behalf of the BioGrowth, Inc. Shareholders.(4)
10.25     -- Form of Non-Competition Agreement between the Registrant and each of Edward O.
             Lanphier II, Andreas Sommer, Christopher Maack and E. Martin Spencer.(4)
10.26     -- Form of Affiliate's Agreement between the Registrant and each of Edward O.
             Lanphier II, Andreas Sommer and certain other shareholders of BioGrowth, Inc.(4)
10.27     -- Loan and Security Agreement dated as of January 28, 1992, between the Registrant and Edward O. Lanphier II.(4)
10.28     -- Loan and Security Agreement dated as of January 28, 1992, between the Registrant and Andreas Sommer.(4)
10.29     -- Master Lease Agreement Number 10439 between the Registrant and Lease Management
             Service, Inc.(5)
10.30     -- Master Lease Agreement Number 9131 between the Registrant and LeasTec
             Corporation.(6)
10.31     -- Master Lease Agreement dated November 16, 1992, between the Registrant and General
             Electric Capital Corporation.(7)
10.32     -- Development Agreement dated February 23, 1993, between the Registrant and Santen
             Pharmaceutical Co., Ltd.(11)(12)
10.33     -- License Agreement dated April 1, 1993, between the Registrant and Genentech,
             Inc.(11)(12)
10.34     -- Registration Rights Agreement dated April 1, 1993, between the Registrant and
             Genentech, Inc.(12)

EXHIBIT
  NO.                                           DESCRIPTION
- -------      ----------------------------------------------------------------------------------
10.35     -- First Amendment to Warrant Purchase and Registration Rights Agreement between the
             Registrant and Collagen Corporation.(12)
10.36     -- Loan Agreement dated as of June 8, 1992, between the Registrant and Peter P.
             Kowalchuk.(12)
10.37     -- Common Stock Purchase Agreement dated June 2, 1993, between the Registrant and
             Certain Purchasers of its Common Stock.(12)
10.38     -- Common Stock and Warrant Purchase Agreement dated October 27, 1993, between the
             Registrant and Warburg, Pincus Investors, L.P.(14)
10.39     -- Registration Rights Agreement dated November 17, 1993, between the Registrant and
             Warburg, Pincus Investors, L.P.(13)
10.40     -- Common Stock Purchase Agreement dated June 22, 1994, between the Registrant and
             Genzyme Corporation(15)
10.41     -- Registration Rights Agreement dated June 22, 1994, between the Registrant and
             Genzyme Corporation(15)
10.42     -- License and Development Agreement dated June 22, 1994, between the Registrant and
             Genzyme Corporation(15)(16)
10.43     -- License Agreement dated July 5, 1994, between the Registrant and The Green Cross
             Corporation.(17)(18)
10.44     -- Common Stock Purchase Agreement dated September 2, 1994, between the Registrant and Kingsbury Capital Partners, L.P.(19)
10.45     -- Registration Rights Agreement dated September 2, 1994, between the Registrant and
             Kingsbury Capital Partners, L.P.(19)
10.46     -- Vitrogen Distribution Agreement and Option to Purchase dated January 1, 1995, between the Registrant and Collagen Corporation.(20)(21)
10.47     -- Consulting Agreement dated May 13, 1995, between the Registrant and Dr. Dale A.
             Stringfellow.(22)
10.48     -- Separation Agreement and Mutual Release between the Registrant and the employees who participated in the Registrant's reductions-in-force.(22)(23)
10.49     -- Amendment dated September 29, 1995 to Common Stock Purchase Agreement dated June
             24, 1994, between the Registrant and Genzyme Corporation.(24)
21        -- Subsidiaries of the Registrant.(4)
24.1      -- Consent of Ernst & Young LLP, Independent Auditors. (See page 40 of this report.)
25        -- Power of Attorney. (See page 26 of this report.)

EXHIBIT
  NO.                                           DESCRIPTION
- -------      ----------------------------------------------------------------------------------
27        -- Financial Data Schedule

- ---------------

 (1) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10 Registration Statement, filed with the Securities and Exchange Commission on January 14, 1991.

 (2) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 8 Amendment to Form 10 Registration Statement, filed with the Securities and Exchange Commission on January 30, 1991.

 (3) Incorporated by reference to identically numbered exhibits filed with Registrant's Registration Statement on Form S-1 (File No. 33-40915), filed with the Securities and Exchange Commission declared effective on July 23, 1991.

 (4) Incorporated by reference to identically numbered exhibits filed with Registrant's Registration Statement on Form S-1 (File No. 33-45370), filed with the Securities and Exchange Commission declared effective on March 6, 1992.

 (5) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-K for the year ended March 31, 1992, filed with the Securities and Exchange Commission on June 26, 1992.

 (6) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1992, filed with the Securities and Exchange Commission on November 9, 1992.

 (7) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-Q for the quarterly period ended December 31, 1992, filed with the Securities and Exchange Commission on February 11, 1993.

 (8) Confidential treatment has been granted with respect to portions of this exhibit by order dated February 1, 1991.

 (9) Confidential treatment has been granted with respect to portions of this exhibit by order dated March 6, 1992.

(10) Confidential treatment has been granted with respect to portions of this exhibit by order dated December 1, 1992.

(11) Confidential treatment has been granted with respect to portions of this exhibit by order dated August 6, 1993.

(12) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-K for the year ended March 31, 1993, filed with the Securities and Exchange Commission on June 18, 1993.

(13) Exhibit to the Registrant's Current Report on Form 8-K dated November 18, 1993.

(14) Exhibit to the Registrant's Current Report on Form 8-K dated October 29, 1993.

(15) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-K for the year ended March 31, 1994, filed with the Securities and Exchange Commission on June 28, 1994.

(16) Confidential treatment has been granted with respect to portions of this exhibit by order dated August 16, 1994.

(17) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-Q for the quarterly period ended June 30, 1994, filed with the Securities and Exchange Commission on August 15, 1994.

(18) Confidential treatment has been granted with respect to portions of this exhibit by order dated February 17, 1995.

(19) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1994, filed with the Securities and Exchange Commission on November 15, 1994.

(20) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-Q for the quarterly period ended December 31, 1994, filed with the Securities and Exchange Commission on February 13, 1995.

(21) Confidential treatment has been granted with respect to portions of this exhibit by order dated March 31, 1995.

(22) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-K for the year ended March 31, 1995, filed with the Securities and Exchange Commission on June 28, 1995.

(23) Confidential treatment has been requested with respect to portions of this exhibit by order dated June 26, 1995.

(24) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-Q for the quarterly period ended December 31, 1995, filed with the Securities and Exchange Commission on February 12, 1996.

(B) REPORTS ON FORM 8-K

     The Company filed the following report on Form 8-K during the quarter ended March 31, 1996:

           Report Date: January 23, 1996

           Item 5.  Other Events

           Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

     The Registrant announced financial results for the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CELTRIX PHARMACEUTICALS, INC.

                                          By: /s/ ANDREAS SOMMER
                                          -----------------------------------
                                            Andreas Sommer, Ph.D.
                                            Chief Executive Officer and
                                              President

Date: June 21, 1996

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Andreas Sommer and Mary Anne Ribi, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                 TITLE                    DATE
- -----------------------------------------------  ------------------------------  --------------
            /s/ ANDREAS SOMMER                   Chief Executive Officer,         June 21, 1996
- -----------------------------------------------    President and Director
               (Andreas Sommer)

            /s/ MARY ANNE RIBI                   Vice President, Finance and      June 21, 1996
- -----------------------------------------------    Administration, Chief
               (Mary Anne Ribi)                    Financial Officer and
                                                   Assistant Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)

            /s/ HENRY E. BLAIR                   Director                         June 21, 1996
- -----------------------------------------------
               (Henry E. Blair)

           /s/ PETER STALKER III                 Director                         June 21, 1996
- -----------------------------------------------
              (Peter Stalker III)

           /s/ TIMOTHY J. WOLLAEGER              Director                         June 21, 1996
- -----------------------------------------------
              (Timothy J. Wollaeger)

            /s/ JAMES E. THOMAS                  Chairman of the Board            June 21, 1996
- -----------------------------------------------
               (James E. Thomas)

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Celtrix Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of Celtrix Pharmaceuticals, Inc. as of March 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celtrix Pharmaceuticals, Inc. at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
April 26, 1996

                         CELTRIX PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          MARCH        MARCH
                                                                           31,          31,
                                                                           1996         1995
                                                                         --------     --------
                                             ASSETS
  Current assets:
    Cash and cash equivalents........................................    $ 10,183     $  6,778
    Short-term investments...........................................       7,460       13,151
    Receivables and other current assets                                      195          307
                                                                          -------      -------
            Total current assets.....................................      17,838       20,236
  Property and equipment, at cost:
    Leasehold improvements...........................................      11,065       11,064
    Machinery and equipment                                                 8,657        8,650
                                                                          -------      -------
                                                                           19,722       19,714
  Less accumulated depreciation and amortization.....................      (9,709)      (7,511)
                                                                          -------      -------
                                                                           10,013       12,203
  Intangible and other assets, net of accumulated amortization of
    $477 and $293 at March 31, 1996 and 1995, respectively...........       2,294        2,585
                                                                          -------      -------
                                                                         $ 30,145     $ 35,024
                                                                          =======      =======
                       LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable.................................................    $    488     $    291
    Accrued compensation.............................................         208          340
    Accrued restructuring costs......................................          --        1,306
    Other accrued liabilities........................................         605          849
    Current portion of long-term obligations.........................         633          639
                                                                          -------      -------
            Total current liabilities................................       1,934        3,425
  Deferred rent......................................................       1,187        1,335
  Long-term obligations..............................................         238          828
  Commitments
  Stockholders' equity:
    Preferred stock, $.01 par value, authorized 2,000,000 shares;
       none issued and outstanding...................................          --           --
    Common stock, $.01 par value, authorized 30,000,000 shares;
       15,213,992 shares and 13,719,219 shares issued and
       outstanding at March 31, 1996 and 1995, respectively..........         152          137
    Additional paid-in capital.......................................     118,052      113,622
    Accumulated deficit..............................................     (91,418)     (84,323)
                                                                          -------      -------
    Total stockholders' equity.......................................      26,786       29,436
                                                                          -------      -------
                                                                         $ 30,145     $ 35,024
                                                                          =======      =======

          See accompanying notes to consolidated financial statements.

                         CELTRIX PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED MARCH 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Revenues:
  Product sales............................................  $     99     $    296     $    459
  Related party............................................       420           60           11
  Licensing revenues and other.............................     1,231        1,844          388
                                                             --------     --------     --------
                                                                1,750        2,200          858
Costs and expenses:
  Cost of sales............................................        31          134          206
  Research and development.................................    10,990       18,091       16,286
  General and administrative...............................     2,063        3,459        2,823
  Restructuring costs......................................        --        2,108           --
                                                             --------     --------     --------
                                                               13,084       23,792       19,315
                                                             --------     --------     --------
Operating loss.............................................   (11,334)     (21,592)     (18,457)
Interest income, net.......................................       625          843          697
Gain on sale of investment in Metra
  Biosystems, Inc..........................................     3,463           --           --
                                                             --------     --------     --------
Net loss...................................................  $ (7,246)    $(20,749)    $(17,760)
                                                             ========     ========     ========
Net loss per share.........................................  $  (0.51)    $  (1.57)    $  (1.64)
                                                             ========     ========     ========
Shares used in per share computation.......................    14,161       13,255       10,805
                                                             ========     ========     ========

          See accompanying notes to consolidated financial statements.

                         CELTRIX PHARMACEUTICALS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               ADDITIONAL                     TOTAL
                                                      COMMON    PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                                      STOCK     CAPITAL       DEFICIT        EQUITY
                                                      ------   ----------   -----------   -------------
  Balance at March 31, 1993.........................   $ 89     $  80,749    $ (45,643)     $  35,195
  Issuance of 1,768,421 shares of
    common stock in a private placement.............     18         9,880           --          9,898
  Issuance of 1,340,845 shares of common
    stock and a 5-year warrant to purchase
    687,155 shares of common stock at $9
    per share in a private placement................     13        11,942           --         11,955
  Issuance of 5,405 shares of common stock
    upon exercise of stock options..................     --            41           --             41
  Unrealized loss on available-for-sale
    securities                                           --            --         (208)          (208)
  Net loss..........................................     --            --      (17,760)       (17,760)
                                                       ----      --------     --------       --------
  Balance at March 31, 1994.........................    120       102,612      (63,611)        39,121
  Issuance of 1,550,388 shares of common
    stock to Genzyme Corporation....................     16         9,875           --          9,891
  Issuance of 156,000 shares of common
    stock to Kingsbury Capital Partners, L.P. ......      1           991           --            992
  Issuance of 5,890 shares of common stock
    upon exercise of stock options..................     --            33           --             33
  Issuance of 50,000 shares of common stock
    under the Employee Stock Purchase Plan               --           111           --            111
  Unrealized gain on available-for-sale
    securities......................................     --            --           37             37
  Net loss..........................................     --            --      (20,749)       (20,749)
                                                       ----      --------     --------       --------
  Balance at March 31, 1995.........................    137       113,622      (84,323)        29,436
  Issuance of 1,472,829 shares of common
    stock to Genzyme Corporation....................     15         4,382           --          4,397
  Issuance of 21,944 shares of common stock
    under the Employee Stock Purchase Plan..........     --            48           --             48
  Unrealized gain on available-for-sale
    securities......................................     --            --          151            151
  Net loss..........................................     --            --       (7,246)        (7,246)
                                                       ----      --------     --------       --------
  Balance at March 31, 1996.........................   $152     $ 118,052    $ (91,418)     $  26,786
                                                       ====      ========     ========       ========

          See accompanying notes to consolidated financial statements.

                         CELTRIX PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED MARCH 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Cash flows from operating activities:
Net loss...................................................  $ (7,246)    $(20,749)    $(17,760)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Gain on investment.......................................    (3,463)          --           --
  Depreciation and amortization                                 2,234        2,164        2,104
  Changes in operating accounts:
     Receivables and other current assets..................       112          235           76
     Accounts payable, accrued restructuring costs, accrued
       compensation and other accrued liabilities..........    (1,485)       1,332         (688)
                                                             --------     --------     --------
          Net cash used in operating activities............    (9,848)     (17,018)     (16,268)

Cash flows from investing activities:
  Maturities of available-for-sale securities..............    26,950       25,050       22,581
  Sales of available-for-sale securities...................     7,594           --          801
  Purchase of available-for-sale securities                   (24,940)     (14,578)     (28,148)
  Capital expenditures.....................................        (8)      (2,184)        (739)
  Increase in intangible and other assets..................      (192)        (302)        (386)
                                                             --------     --------     --------
          Net cash provided by (used in) investing
            activities.....................................     9,404        7,986       (5,891)

Cash flows from financing activities:
  Proceeds from issuance of common stock, net..............     4,445       11,027       21,894
  Proceeds from lease and debt transactions................        --          985           35
  Principal payments under long-term obligations...........      (596)        (563)        (500)
                                                             --------     --------     --------
          Net cash provided by financing activities........     3,849       11,449       21,429

Net increase (decrease) in cash and cash equivalents.......     3,405        2,417         (730)
Cash and cash equivalents at beginning of year.............     6,778        4,361        5,091
                                                             --------     --------     --------
Cash and cash equivalents at end of year...................  $ 10,183     $  6,778     $  4,361
                                                             ========     ========     ========
Supplemental disclosure:
  Interest paid............................................  $    176     $    264     $    345
                                                             ========     ========     ========

          See accompanying notes to consolidated financial statements.

                         CELTRIX PHARMACEUTICALS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company

     Celtrix Pharmaceuticals, Inc. is a biopharmaceutical company focused on developing novel therapeutics for the treatment of seriously debilitating, degenerative conditions primarily associated with severe trauma, chronic diseases or aging. Celtrix was a wholly owned subsidiary of Collagen Corporation ("Collagen") prior to February 1991. Collagen distributed Celtrix's common stock as a special dividend to the Collagen stockholders in February 1991.

     The consolidated financial statements include the accounts of Celtrix and its wholly owned subsidiaries, BioGrowth, Inc. and Baltimore Biotech, Inc. All significant intercompany accounts and transactions have been eliminated.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

     Cash Equivalents and Short-term Investments

     Celtrix considers all highly liquid investment securities with maturity from date of purchase of three months or less to be cash equivalents and investment securities with maturity from date of purchase of more than three months to be short-term investments.

     To date, all marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported in accumulated deficit. Fair values of investment securities are based on quoted market prices, and the costs of securities sold are based on the specific identification method. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends.

     Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company will adopt Statement No. 121 in fiscal 1997, and based on current circumstances, does not believe the effect of adoption will be material.

                         CELTRIX PHARMACEUTICALS, INC.

     Property and Equipment

     Depreciation and amortization of property and equipment is provided on the straight-line method over the term of the lease for equipment under capital lease obligations and leasehold improvements or the life of the asset, whichever is shorter, and three to seven years for other machinery and equipment.

     Intangible Assets

     Patents, carried at cost, are amortized using the straight-line method over the estimated useful lives of the related intellectual property, generally 12 years.

     Revenue Recognition

     Licensing revenues are recorded when contractually earned. Revenue from product sales is recognized at time of shipment.

     Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for the stock option grants.

     Net Loss Per Share

     Net loss per share is calculated using the weighted average number of common shares outstanding. Common equivalent shares from stock options and warrants are excluded from the calculation as their effect is antidilutive.

     Reclassifications

     Certain reclassifications have been made to prior year financial statements to conform with the 1996 presentation.

 2. INVESTMENT SECURITIES

     The following is a summary of available-for-sale securities at March 31, 1996 and 1995 (in thousands). Gross unrealized gains were immaterial for the two years.

                                               1996                                   1995
                                 --------------------------------       --------------------------------
                                               NET        ESTIMATED                   NET        ESTIMATED
                                            UNREALIZED     FAIR                    UNREALIZED     FAIR
                                  COST        LOSSES       VALUE         COST        LOSSES       VALUE
                                 -------    ----------    -------       -------    ----------    -------
U.S. treasury securities and
  obligations of U.S.
  government agencies..........  $15,021       $ 18       $15,003       $17,367       $148       $17,219
U.S. corporate security........    1,021          2         1,019         1,020         23           997
                                 -------        ---       -------       -------       ----       -------
                                 $16,042       $ 20       $16,022       $18,387       $171       $18,216
                                 =======        ===       =======       =======       ====       =======
Classified as:
  Cash equivalents.............  $ 8,564       $  2       $ 8,562       $ 5,066       $  1       $ 5,065
  Short-term investments.......    7,478         18         7,460        13,321        170        13,151
                                 -------        ---       -------       -------       ----       -------
                                 $16,042       $ 20       $16,022       $18,387       $171       $18,216
                                 =======        ===       =======       =======       ====       =======

                         CELTRIX PHARMACEUTICALS, INC.

     During fiscal year 1996, sales of available-for-sale debt securities amounted to $3,832,000, resulting in $20,000 of gross realized gains. An additional gain of $3.5 million was realized on the sale of the Company's equity investment in Metra Biosystems, Inc. (Refer to Note 9 for additional information.) During fiscal year 1995, no gains or losses were realized on available-for-sale securities. At March 31, 1996, by contractual maturity, all of the available-for-sale securities are due in one year or less.

 3. INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist primarily of patents and employee receivables. Amounts due from employees as of March 31, 1996 and 1995 of $164,000 and $523,000, respectively, consist primarily of secured promissory notes that bear interest between five and seven percent and have terms of up to nine years. Principal and interest are due and payable upon maturity.

 4. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at March 31 (in thousands):

                                                                     1996       1995
                                                                     -----     ------
        Capital lease obligations................................    $ 747     $1,246
        Long-term debt...........................................      124        221
                                                                     -----     ------
                                                                       871      1,467
        Less current portion.....................................     (633)      (639)
                                                                     -----     ------
                                                                     $ 238     $  828
                                                                     =====     ======

     The Company is obligated under capital leases and long-term debt for certain equipment and leasehold improvements with a carrying value of $485,000, net of $2,469,000 accumulated amortization at March 31, 1996, and $1,091,000, net of $1,817,000 accumulated amortization at March 31, 1995. Amortization expense for leased assets is included in depreciation and amortization expense. These obligations bear interest ranging from ten to fifteen percent, have up to five year terms, and contain various buy-out options at the term expiration, including purchasing the assets at fair market value. Under these obligations, the Company is required to meet various financial covenants with which it was in compliance at March 31, 1996.

     At March 31, 1996, future minimum lease payments under capital leases and principal payments under long-term debt are as follows (in thousands):

                                                          CAPITAL LEASES     LONG-TERM DEBT
                                                          --------------     --------------
        1997..........................................        $  575             $  124
        1998..........................................           254                 --
                                                               -----            -------
        Total minimum lease payments and principal
          payments....................................           829                124
        Amount representing interest..................           (82)                --
                                                               -----
        Present value of minimum lease payments.......           747
        Current portion of obligations................          (509)              (124)
                                                               -----            -------
        Obligations due after one year................        $  238             $   --
                                                               =====            =======

                         CELTRIX PHARMACEUTICALS, INC.

 5. OPERATING LEASES

     The Company leases its office, laboratory and manufacturing facility under a noncancelable operating lease which expires in the year 2004 and contains several option periods to extend the lease up to an additional 18 years. Payments are adjusted based on changes in the Consumer Price Index ("CPI"), under the terms of the facility lease agreement. Deferred rent reflects the landlord's funding of certain leasehold improvements prior to lease commencement and is amortized over the lease term to offset rent expense.

     The Company also leases certain equipment under noncancelable operating leases. Future minimum lease payments under operating leases at March 31, 1996 (exclusive of potential CPI adjustments) are as follows (in thousands):

                1997..............................................    $1,295
                1998..............................................     1,295
                1999..............................................     1,122
                2000..............................................       969
                2001..............................................       969
                Thereafter........................................     2,905
                                                                      ------
                Total minimum lease payments......................    $8,555
                                                                      ======

     Rent expense was $1.2 million, $2.1 million, and $1.5 million for the years ended March 31, 1996, 1995, and 1994 respectively.

 6. INCENTIVE AND BENEFIT PLANS

     Under Celtrix's 1991 Employee Stock Purchase Plan, 50,000 shares of common stock were reserved for issuance. In January 1995, the Company's Board of Directors authorized an increase in the number of shares reserved for issuance to 250,000 shares of common stock, which was approved by the stockholders in August 1995. Under the plan, employees have an opportunity to purchase common stock of Celtrix at 85% of the fair market value at the beginning or end of each 12 month offering period, whichever is lower. The first offering period commenced January 1, 1994. As of March 31, 1996, 71,944 shares of common stock have been issued to company employees.

     Under Celtrix's 1991 Stock Option Plan and the 1991 Directors' Stock Option Plan, 1,500,000 and 200,000 shares of Celtrix's common stock have been reserved for issuance, respectively. The exercise prices under these plans are determined by the Board of Directors or its committee and may not be less than 100% of the fair market value of Celtrix's common stock at the time of grant. The options expire ten years from the date of grant, unless otherwise provided in the option agreement. The options generally become exercisable over four years.

     In November 1994, the Company allowed employees to cancel their outstanding options in exchange for new options covering 50% of their original underlying options at an exercise price of $2.50 per share, the fair market value of the Company's stock on the date of Board approval. The exchange resulted in the cancellation and issuance of options for 771,470 and 385,735 shares of common stock, respectively.

     At March 31, 1996, the Company has 210,000 shares subject to nonstatutory options which were issued outside of the Company's 1991 Stock Option Plan. The options are exercisable at $8.25 per share and expire on September 8, 1996.

                         CELTRIX PHARMACEUTICALS, INC.

     Activity under the stock option plans for the three years ended March 31, 1996 is as follows:

                                                                        OUTSTANDING OPTIONS
                                            SHARES AVAILABLE   -------------------------------------
                                               FOR GRANT       NUMBER OF SHARES    PRICE PER SHARE
                                            ----------------   ----------------   ------------------
        Balance at March 31, 1993.........        493,746          1,205,624       $5.50 - $12.50
        Options granted...................       (177,582)           177,582       $6.75 - $10.50
        Options exercised.................             --             (5,405)      $5.50 - $ 9.50
        Options canceled..................        275,375           (275,375)      $5.50 - $12.50
                                                 --------          ---------       --------------
        Balance at March 31, 1994.........        591,539          1,102,426       $5.50 - $11.50
        Options granted...................       (949,667)           949,667       $2.50 - $ 9.50
        Options exercised.................             --             (5,890)              $ 5.50
        Options canceled..................      1,145,715         (1,145,715)      $2.50 - $10.50
                                                 --------          ---------       --------------
        Balance at March 31, 1995.........        787,587            900,488       $2.50 - $11.50
        Options granted...................       (640,699)           640,699       $1.25 - $ 2.63
        Options canceled..................        506,447           (506,447)      $2.50 - $ 9.50
                                                 --------          ---------       --------------
        Balance at March 31, 1996.........        653,335          1,034,740       $1.25 - $11.50
                                                 ========          =========       ==============

     At March 31, 1996, options to purchase approximately 228,000 common shares were exercisable under the Stock Option Plan.

     Under Celtrix's 1991 retirement savings plan ("401(k) Plan"), employees may elect to defer up to 16% of their total compensation, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. There were no employer contributions to the plan as of March 31, 1996.

 7. RELATED PARTY TRANSACTIONS

     In February 1991, pursuant to the distribution of Celtrix common stock by Collagen, Celtrix entered into various agreements with Collagen, including supply and license agreements (up to 20-year terms), and a Vitrogen(R)100 Collagen manufacturing agreement (up to 15-year term). Any materials supplied are provided at prices equal to a multiple of fully burdened manufacturing costs. In January 1995, Celtrix entered into a separate agreement with Collagen under which Collagen was granted distribution rights and an option to purchase the Vitrogen business; Collagen exercised the purchase option for $400,000 in May 1995. These revenues are reported as related party revenues.

     In September 1994, the Company issued 156,000 shares to Kingsbury Capital Partners, L.P. ("Kingsbury Capital"). The general partner of Kingsbury Capital is Timothy J. Wollaeger, who has been a member of Celtrix's Board of Directors since 1991.

 8. LICENSE AND COLLABORATIVE ARRANGEMENTS

     In July 1994, Celtrix entered into a license agreement with The Green Cross Corporation ("Green Cross"), a Japanese pharmaceutical company, covering the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan. Under the terms of the agreement, Green Cross is responsible for all related research, development and marketing, as well as manufacturing product to support its preclinical, clinical and commercial needs in Japan. Celtrix receives licensing fees and additionally, could receive milestone payments upon reaching specific product development activities and royalties on product sales. In addition, Celtrix has full rights outside of Japan to SomatoKine and also to related know-how and technology developed by Green Cross such as product formulation, manufacturing scale-up and osteoporosis clinical study design and data.

                         CELTRIX PHARMACEUTICALS, INC.

     In June 1994, the Company entered into a product development, license and marketing agreement with Genzyme Corporation ("Genzyme") on TGF-beta-2 which includes equity investments, milestone payments and potential royalties to Celtrix. Under the terms of the agreement, Genzyme has been granted worldwide commercialization rights, excluding Asia, for all systemic applications and select local applications of TGF-beta-2. Celtrix has retained rights to select applications of TGF-beta-2, including all ophthalmic diseases and disorders, as well as certain localized tissue damage. The Company has the option to reacquire rights to other product applications not pursued by Genzyme.

     As part of this agreement, in June 1994, Celtrix sold to Genzyme 1,550,388 shares of Celtrix common stock resulting in net proceeds to the Company of $9.9 million. In December 1995, Celtrix exercised the option to receive an additional investment by Genzyme for 1,472,829 shares of Celtrix common stock, at $3.00 per share, resulting in $4.4 million of net proceeds to the Company.

     Since inception, Celtrix has entered into various other research and development and licensing arrangements. Some of these agreements contain royalty and other obligations.

 9. GAIN ON SALE OF INVESTMENT IN METRA BIOSYSTEMS, INC.

     During 1996, Celtrix liquidated an equity investment, held since 1990, in Metra Biosystems, Inc. ("Metra"), a biomedical company. Following Metra's initial public offering in June 1995, the Company's investment became marketable and reclassified as an available-for-sale security. The $3.5 million gain on investment was the result of the Company's sale of 231,480 shares of Metra common stock.

10. RESTRUCTURING COSTS

     During 1995, the Company canceled its ophthalmic program, restructured, and reduced its work force by 65 employees (approximately 44%) from all job levels. Consequently, in 1995, the Company expensed $1.4 million for severance costs and $682,000 for equipment leases and a purchase commitment related to the ophthalmic program. In 1996, the Company paid $1.2 million in restructuring costs.

11. INCOME TAXES

     At March 31, 1996, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $87.0 million and $3.0 million, respectively, expiring in the years 2006 through 2011. The federal net operating loss carryforward differs from the accumulated deficit principally due to (i) the nondeductibility for tax purposes of the charges for in-process research and development resulting from the BioGrowth, Inc. merger and the Baltimore Biotech, Inc. acquisition, and (ii) timing difference in the recognition of certain revenue and expense items for financial and federal tax reporting purposes (primarily certain expenses not currently deductible). Approximately $8.0 million of the total federal net operating losses are available only to offset future consolidated taxable income to the extent contributed by the Company's wholly owned subsidiary, BioGrowth, Inc.

     Utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986.

                         CELTRIX PHARMACEUTICALS, INC.

     Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of March 31 are as follows (in thousands):

                                                                   1996         1995
                                                                 --------     --------
        Deferred tax assets:
          Net operating loss carryforward......................  $ 29,800     $ 27,704
          Research credits.....................................     4,281        3,481
          Acquired intangibles.................................     1,038        1,186
          Research expenses capitalized for tax purposes.......     2,148        1,719
          Other -- net.........................................    (1,481)      (1,178)
                                                                 --------     --------
          Net deferred tax assets..............................    35,786       32,912
          Valuation allowance for deferred tax assets..........   (35,786)     (32,912)
                                                                 --------     --------
          Total deferred tax assets............................  $     --     $     --
                                                                 ========     ========

     The valuation allowance increased by $2.9 million, $8.2 million and $7.9 million during the years ended March 31, 1996, 1995 and 1994, respectively.

                                  EXHIBIT 24.1

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-55482) pertaining to the Celtrix Pharmaceuticals, Inc. 1991 Stock Option Plan and 1991 Directors' Stock Option Plan, in the Registration Statement (Form S-8 No. 33-42703) pertaining to the Celtrix Pharmaceuticals, Inc. 1991 Stock Option Plan, 1991 Employee Stock Purchase Plan, and 1991 Directors' Stock Option Plan and in the Registration Statement (Form S-3 No. 33-66008) of Celtrix Pharmaceuticals, Inc. of our report dated April 26, 1996 with respect to the consolidated financial statements of Celtrix Pharmaceuticals, Inc. included in this Annual Report (Form 10-K) for the year ended March 31, 1996.

                                          /s/  ERNST & YOUNG LLP

Palo Alto, California
June 25, 1996

                                EXHIBIT INDEX

                                                                                                SEQUENTIALLY
EXHIBIT                                                                                           NUMBERED
  NO.                                           DESCRIPTION                                         PAGE
- -------      ----------------------------------------------------------------------------------  -----------
 2.1      -- Stock Exchange Agreement dated September 14, 1992, among Registrant, Baltimore
             Biotech, Inc. ("BBI") and holders of outstanding stock of BBI.(6)(10)
 3.1      -- Certificate of Incorporation of the Registrant.(4)
 3.2      -- Bylaws of the Registrant.(1)
 4.1      -- Certificate of Incorporation of the Registrant. (See Exhibit 3.1)
 4.2      -- Bylaws of the Registrant. (See Exhibit 3.2)
 4.3      -- Warrant of the Registrant dated November 17, 1993 to Warburg, Pincus Investors,
             L.P.(13)
10.1      -- Distribution Agreement dated January 23, 1991, between Collagen Corporation and the Registrant.(2)
10.2a     -- Registrant's 1991 Directors' Stock Option Plan.(3)
10.3a     -- Registrant's 1991 Employee Stock Purchase Plan.(3)
10.4a     -- Registrant's 1991 Stock Option Plan.(3)
10.5      -- Agreement by the Registrant to provide services to Collagen Corporation dated as of February 1, 1991, between Collagen Corporation and the Registrant.(2)
10.6      -- Supply and License Agreement from the Registrant to Collagen Corporation effective as of February 1, 1991, between Collagen Corporation and the Registrant.(2)(8)
10.7      -- Agreement by Collagen Corporation to provide services to the Registrant dated as of February 1, 1991, between Collagen Corporation and the Registrant.(2)
10.8      -- Supply and License Agreement from Collagen Corporation to the Registrant effective as of February 1, 1991, between Collagen Corporation and the Registrant.(2)(8)
10.9      -- Distribution Agency Agreement dated as of February 1, 1991, among the Registrant,
             Collagen Corporation and the Bank of New York.(2)
10.11     -- Tax Allocation Agreement dated as of February 1, 1991, between Collagen
             Corporation and the Registrant.(2)
10.12     -- Vitrogen(R) Agreement Between Collagen Corporation and the Registrant effective as of February 1, 1991.(2)(8)
10.13     -- Warrant Purchase and Registration Rights Agreement dated as of February 1, 1991, among Collagen Corporation, the Registrant and The Bank of New York, as Warrant
             Agent.(2)
10.13a    -- Amendment to Warrant Purchase and Registration Rights Agreement dated as of
             December 26, 1991, between Collagen Corporation and Registrant.(4)
10.14     -- Joint Venture Agreement dated as of March 26, 1987, between Collagen Corporation and Hercules Incorporated.(1)
10.15     -- Letter Agreement dated as of July 21, 1989, by and among Collagen Corporation,
             Hercules Incorporated and Epicor Laboratories, Inc.(1)
10.16     -- License Agreement for Wound Healing Composition dated as of April 15, 1987, between the University of Washington and Collagen Corporation.(1)
10.17     -- Consulting Agreement dated as of February 1, 1991, between Collagen Corporation and Bruce B. Pharriss.(2)

10.35     -- First Amendment to Warrant Purchase and Registration Rights Agreement between the
             Registrant and Collagen Corporation.(12)
10.36     -- Loan Agreement dated as of June 8, 1992, between the Registrant and Peter P.
             Kowalchuk.(12)
10.37     -- Common Stock Purchase Agreement dated June 2, 1993, between the Registrant and
             Certain Purchasers of its Common Stock.(12)
10.38     -- Common Stock and Warrant Purchase Agreement dated October 27, 1993, between the
             Registrant and Warburg, Pincus Investors, L.P.(14)
10.39     -- Registration Rights Agreement dated November 17, 1993, between the Registrant and
             Warburg, Pincus Investors, L.P.(13)
10.40     -- Common Stock Purchase Agreement dated June 22, 1994, between the Registrant and
             Genzyme Corporation(15)
10.41     -- Registration Rights Agreement dated June 22, 1994, between the Registrant and
             Genzyme Corporation(15)
10.42     -- License and Development Agreement dated June 22, 1994, between the Registrant and
             Genzyme Corporation(15)(16)
10.43     -- License Agreement dated July 5, 1994, between the Registrant and The Green Cross
             Corporation.(17)(18)
10.44     -- Common Stock Purchase Agreement dated September 2, 1994, between the Registrant and Kingsbury Capital Partners, L.P.(19)
10.45     -- Registration Rights Agreement dated September 2, 1994, between the Registrant and
             Kingsbury Capital Partners, L.P.(19)
10.46     -- Vitrogen Distribution Agreement and Option to Purchase dated January 1, 1995, between the Registrant and Collagen Corporation.(20)(21)
10.47     -- Consulting Agreement dated May 13, 1995, between the Registrant and Dr. Dale A.
             Stringfellow.(22)
10.48     -- Separation Agreement and Mutual Release between the Registrant and the employees who participated in the Registrant's reductions-in-force.(22)(23)
10.49     -- Amendment dated September 29, 1995 to Common Stock Purchase Agreement dated June
             24, 1994, between the Registrant and Genzyme Corporation.(24)
21        -- Subsidiaries of the Registrant.(4)
24.1      -- Consent of Ernst & Young LLP, Independent Auditors. (See page 40 of this report.)
25        -- Power of Attorney. (See page 26 of this report.)
27        -- Financial Data Schedule

- ---------------

 (1) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10 Registration Statement, filed with the Securities and Exchange Commission on January 14, 1991.

 (2) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 8 Amendment to Form 10 Registration Statement, filed with the Securities and Exchange Commission on January 30, 1991.

 (3) Incorporated by reference to identically numbered exhibits filed with Registrant's Registration Statement on Form S-1 (File No. 33-40915), filed with the Securities and Exchange Commission declared effective on July 23, 1991.

 (4) Incorporated by reference to identically numbered exhibits filed with Registrant's Registration Statement on Form S-1 (File No. 33-45370), filed with the Securities and Exchange Commission declared effective on March 6, 1992.

 (5) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-K for the year ended March 31, 1992, filed with the Securities and Exchange Commission on June 26, 1992.

 (6) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1992, filed with the Securities and Exchange Commission on November 9, 1992.

 (7) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-Q for the quarterly period ended December 31, 1992, filed with the Securities and Exchange Commission on February 11, 1993.

 (8) Confidential treatment has been granted with respect to portions of this exhibit by order dated February 1, 1991.

 (9) Confidential treatment has been granted with respect to portions of this exhibit by order dated March 6, 1992.

(10) Confidential treatment has been granted with respect to portions of this exhibit by order dated December 1, 1992.

(11) Confidential treatment has been granted with respect to portions of this exhibit by order dated August 6, 1993.

(12) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-K for the year ended March 31, 1993, filed with the Securities and Exchange Commission on June 18, 1993.

(13) Exhibit to the Registrant's Current Report on Form 8-K dated November 18, 1993.

(14) Exhibit to the Registrant's Current Report on Form 8-K dated October 29, 1993.


(15) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-K for the year ended March 31, 1994, filed with the Securities and Exchange Commission on June 28, 1994.

(16) Confidential treatment has been granted with respect to portions of this exhibit by order dated August 16, 1994.

(17) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-Q for the quarterly period ended June 30, 1994, filed with the Securities and Exchange Commission on August 15, 1994.

(18) Confidential treatment has been granted with respect to portions of this exhibit by order dated February 17, 1995.

(19) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1994, filed with the Securities and Exchange Commission on November 15, 1994.

(20) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-Q for the quarterly period ended December 31, 1994, filed with the Securities and Exchange Commission on February 13, 1995.

(21) Confidential treatment has been granted with respect to portions of this exhibit by order dated March 31, 1995.

(22) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-K for the year ended March 31, 1995, filed with the Securities and Exchange Commission on June 28, 1995.

(23) Confidential treatment has been requested with respect to portions of this exhibit by order dated June 26, 1995.

(24) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-Q for the quarterly period ended December 31, 1995, filed with the Securities and Exchange Commission on February 12, 1996.