Form 10-Q
period 1996-06-30
CELTRIX PHARMACEUTICALS INC
filed 1996-08-08
CIK 871395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


( X )      Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

         For the quarterly period ended June 30, 1996

                                       OR

(   )       Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

         For the transition period from _________ to _________.

                         Commission File Number: 0-18976

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

                       Yes   X        No
                           -----         -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 31, 1996, the Registrant had outstanding 15,234,241 shares of Common Stock.

                          CELTRIX PHARMACEUTICALS, INC.
                                      INDEX

                                                                        Page No.
PART I.    FINANCIAL INFORMATION

Item 1:    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of June 30, 1996
              and March 31, 1996............................................  3

           Condensed Consolidated Statements of Operations for the three-
              month periods ended June 30, 1996 and 1995....................  4

           Condensed Consolidated Statements of Cash Flows for the three-
              month periods ended June 30, 1996 and 1995....................  5

           Notes to Condensed Consolidated Financial Statements.............  6

Item 2:    Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................  7

PART II.   OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K................................. 11

SIGNATURES      ............................................................ 12

                          PART I. FINANCIAL INFORMATION

                          CELTRIX PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except share and per share data)


                                                                    June 30,           March 31,
                                                                      1996               1996
                                                                 --------------    ---------------
                                                                    (unaudited)
Assets
    Current assets:
      Cash and cash equivalents                                          $4,683            $10,183
      Short-term investments                                             10,010              7,460
      Receivables and other current assets                                  148                195
                                                                 --------------    ---------------
         Total current assets                                            14,841             17,838

    Property and equipment, net                                           9,707             10,013
    Intangible and other assets, net                                      2,428              2,294
                                                                 --------------    ---------------
                                                                        $26,976            $30,145
                                                                 ==============    ===============
Liabilities and Stockholders' Equity
    Current liabilities:
      Accounts payable                                                     $398               $488
      Accrued compensation and other accrued liabilities                    829                813
      Current portion of long-term obligations                              509                633
                                                                 --------------    ---------------
         Total current liabilities                                        1,736              1,934

    Deferred rent                                                         1,150              1,187
    Long-term obligations                                                   209                238

    Stockholders' equity:
      Preferred Stock, $.01 par value, authorized 2,000,000
         shares; none issued and outstanding                              --                 --
      Common Stock, $.01 par value, authorized 30,000,000
         shares; 15,234,241 and 15,213,992 shares issued
         and outstanding at June 30, 1996 and March 31, 1996,
         respectively                                                       152                152
      Additional paid-in capital                                        118,087            118,052
      Accumulated deficit                                               (94,358)           (91,418)
                                                                 --------------    ---------------
         Total stockholders' equity                                      23,881             26,786
                                                                 --------------    ---------------
                                                                        $26,976            $30,145
                                                                 ==============    ===============

See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             June 30,
                                                             ----------------------------------------
                                                                    1996                 1995
                                                             ------------------   ------------------
Revenues:
    Product sales                                            $               --   $               44
    Related party revenue                                                    --                  420
    Other revenue                                                            42                  104
                                                             ------------------   ------------------
                                                                             42                  568
Costs and expenses:
    Cost of sales                                                            --                   15
    Research and development                                              2,703                2,777
    General and administrative                                              445                  574
                                                             ------------------   ------------------
                                                                          3,148                3,366

                                                             ------------------   ------------------
Operating loss                                                           (3,106)              (2,798)

Interest income, net                                                        163                  180

                                                             ------------------   ------------------
Net loss                                                     $           (2,943)  $           (2,618)
                                                             ==================   ==================


Net loss per share                                           $            (0.19)  $            (0.19)
                                                             ==================   ==================

Shares used in per share computation                                     15,220               13,719
                                                             ==================   ==================

See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      June 30,
                                                                        -------------------------------------
                                                                              1996                 1995
                                                                        ----------------     ----------------
Cash flows from operating activities:
   Net loss                                                             $         (2,943)    $         (2,618)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                                  534                  575
      Other adjustments related to changes in operating
        accounts                                                                     (27)                (796)
                                                                        ----------------     ----------------
          Net cash used in operating activities                                   (2,436)              (2,839)

Cash flows from investing activities:
   (Increase) decrease in available-for-sale securities                           (2,547)                 564
   Capital expenditures                                                             (217)                  --
   Increase in intangible and other assets                                          (182)                 (44)
                                                                        ----------------     ----------------
          Net cash provided by (used in) investing activities                     (2,946)                 520

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                        35                   --
   Principal payments under long-term obligations                                   (153)                (157)
                                                                        ----------------     ----------------
          Net cash used in financing activities                                     (118)                (157)

                                                                        ----------------     ----------------
Net decrease in cash and cash equivalents                                         (5,500)              (2,476)
Cash and cash equivalents at beginning of period                                  10,183                5,780
                                                                        ----------------     ----------------

Cash and cash equivalents at end of period                              $          4,683     $          3,304
                                                                        ================     ================

See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Condensed Consolidated Interim Financial Statements

         The condensed consolidated balance sheet as of June 30, 1996 and the condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 1996 and 1995, have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary to present fairly the Company's financial position, results of its operations and its cash flows. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 1996 in the Company's 1996 Annual Report to Stockholders.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I
- -- Item 1 of this Quarterly Report and the financial statements and notes thereto in the Company's 1996 Annual Report to Stockholders.

OVERVIEW

         Celtrix Pharmaceuticals, Inc. is a biopharmaceutical company developing novel therapeutics for the treatment of seriously debilitating, degenerative conditions primarily associated with severe trauma, chronic diseases or aging. Company programs are focused on the use of SomatoKine(R), a novel IGF-BP3 complex, to treat destructive metabolic processes (catabolism) in acute indications such as major surgery, organ damage/failure, and traumatic injury. Potential chronic indications could include osteoporosis, chronic renal failure, and wasting conditions associated with cancer and AIDS.

        The Company's development focus is on SomatoKine, the recombinant equivalent of the naturally occurring complex formed by the anabolic hormone insulin-like growth factor-I (IGF-I) and its major binding protein, BP3, which shows potential as a hormone replacement therapy for patients suffering from severe physical trauma and serious illnesses. The active portion of the complex is IGF-I, an anabolic hormone known to play a key role in diverse biological processes, including tissue repair, organ function, and muscle and bone formation. However, IGF-I does not naturally exist in quantity free of its binding proteins, and limitations associated with administering free IGF-I therapeutically have proven significant: acute insulin effects (e.g. hypoglycemia), suppression of growth hormone secretion, short circulating half life, and limited and transient efficacy at safe dosage levels. When IGF-I is bound to BP3, as it is in nature, it does not display these acute limitations. Furthermore, BP3 appears to be critical in the regulation of the release of IGF-I to target tissue sites, where the hormone is active only when needed.

         The Company has recently completed its first Phase I human clinical study of SomatoKine. Four escalating dosage levels of the complex were administered intravenously to 12 healthy volunteers. Final analysis of the clinical data demonstrated that SomatoKine safely administers IGF-I at substantially higher dosage levels than have ever been feasible before, increasing the peak blood concentration of IGF-I up to 35-times normal levels. This ability to substantially enhance the circulating reservoir of IGF-I should allow clinical evaluation of the hormone's anabolic activities and therapeutic potential beyond what has been possible using either free (unbound) IGF-I or growth hormone. The Company's multiple-dose Phase I study is now under way and involves up to 24 healthy men and women. This second study is designed to evaluate the safety and metabolic effects of a range of dosage levels, and information from the study will guide Phase II efficacy testing in target patient populations. The Company is manufacturing the complex, according to current Good Manufacturing Practices (GMP), for its Phase II clinical trial work planned for later this fiscal year.

         The Company has a license agreement with The Green Cross Corporation, a Japanese pharmaceutical company, covering the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan. The Company also has a product development, license and marketing agreement with Genzyme Corporation ("Genzyme") for TGF-beta-2, a potential pharmaceutical based on a naturally occurring compound which appears to play an important role in regulating healthy cell functions. Genzyme is currently developing TGF-beta-2 for tissue repair and the treatment of systemic indications. The Company is not currently pursuing an in-house TGF-beta-2 program, other than as related to the Genzyme program.

         Celtrix has not earned substantial revenues from product sales and at June 30, 1996 has an accumulated deficit of $94.4 million, which includes non-recurring, non-cash charges of $17.3 million for acquired in-process research and development and licensing fees. The Company expects to incur additional operating losses, which may fluctuate quarter to quarter, for at least the next several years as the Company expands its development activities, including clinical trials and manufacturing.

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

RESULTS OF OPERATIONS

         Celtrix incurred a net loss of $2.9 million or $0.19 per share for the quarter ended June 30, 1996, compared to $2.6 million or $0.19 per share in the same period in 1995.

         Revenues, consisting of product sales, related party and other revenues, decreased to $42,000 for the three-month period ended June 30, 1996 from $568,000 for the same period in 1995, primarily as a result of the sale of the Vitrogen(R)100 Collagen business to Collagen Corporation ("Collagen") in 1995.

         Operating expenses decreased 9% to $3.1 million for the three-month period ended June 30, 1996 from $3.4 million for the same period in 1995, due primarily to lower general and administrative costs as a result of tighter control over administrative expenses. The Company expects operating expenses to increase as it expands its clinical program and increases its SomatoKine production activities to support Phase II clinical trials.

         Interest income, net of $30,000 and $52,000 of interest expense, for the three-month periods ended June 30, 1996 and 1995, respectively, decreased 9% to $163,000 for the three-month period ended June 30, 1996 from $180,000 for the same period in 1995. This decrease was due primarily to the decrease in average cash, cash equivalent and short-term investment balances, coupled with lower average interest rate on investments.

LIQUIDITY AND CAPITAL RESOURCES

         Celtrix has funded its activities with proceeds from public and private offerings, advances from Collagen, research and development revenues from collaborative arrangements, lease and debt financing arrangements, proceeds from liquidating its equity investment in Metra Biosystems, Inc. and, to a lesser extent, other revenues and product sales.

         At June 30, 1996, Celtrix's cash, cash equivalents and short-term investments were $14.7 million compared to $17.6 million at March 31, 1996. The net decrease of $2.9 million was due to cash outlays consisting of $2.4 million in net cash used in operating activities and $517,000 used for investing and financing activities.

         The Company believes that its existing capital resources will be adequate to satisfy its anticipated requirements through the middle of calendar year 1997. The Company continues to pursue the possibility of securing corporate partner arrangements that are consistent with the Company's product development and commercialization strategies, raising additional capital by means of selling equity or debt securities and evaluating other options including mergers and acquisitions. The Company's future success may depend, in part, on its relationships with third parties, their willingness to collaborate in the development of any potential products under development, their strategic interest in such products and, eventually, their success in marketing.

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

         The Company notes that certain of the foregoing statements are forward looking within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from the statements made due to a variety of factors including, but not limited to, (i) the efficacy and safety of SomatoKine and other of the Company's products, (ii) results of clinical studies, (iii) significant unforeseen delays in the regulatory approval process, (iv) complications relating to the use of SomatoKine, (v) competitive products and technology, and (vi) other risk factors described in the Company's documents filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION
                          CELTRIX PHARMACEUTICALS, INC.


Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

         27.1       Financial Data Schedule


      (b) The Company filed the following reports on Form 8-K during the quarter ended June 30, 1996:

          Report Date:      May 14, 1996
          Item 5.           Other Events

          The Registrant announced its fiscal year-end 1996 financial results.

- -----------------------

          Report Date:      May 24, 1996
          Item 5.           Other Events

          The Registrant announced the initiation of human clinical testing of SomatoKine(R), its novel IGF-BP3 complex.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





































                          CELTRIX PHARMACEUTICALS, INC. (Registrant)


Date:  August 8, 1996     By:    /s/MARY ANNE RIBI
                          ---------------------------------------
                          Mary Anne Ribi
                          Vice  President,   Finance  &   Administration,   Chief  Financial
                          Officer  and  Assistant   Secretary  (Duly  authorized   principal
                          financial and accounting officer)