Form 10-Q
period 1996-09-30
CELTRIX PHARMACEUTICALS INC
filed 1996-11-12
CIK 871395

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

      For the quarterly period ended September 30, 1996

                                       OR

(   ) Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

      For the transition period from ________________ to ____________________.


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

                               Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 4, 1996, the Registrant had outstanding 15,234,241 shares of Common Stock.

                          CELTRIX PHARMACEUTICALS, INC.
                                      INDEX

                                                                        Page No.
PART I. FINANCIAL INFORMATION                                           --------

Item 1: Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets as of September 30, 1996
         and March 31, 1996...............................................    3

        Condensed Consolidated Statements of Operations for the three- and
         six-month periods ended September 30, 1996 and 1995..............    4

        Condensed Consolidated Statements of Cash Flows for the six-month
         periods ended September 30, 1996 and 1995........................    5

        Notes to Condensed Consolidated Financial Statements..............    6

Item 2: Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................    7

PART II. OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders...............   12

Item 6: Exhibits and Reports on Form 8-K..................................   12

SIGNATURES................................................................   13

                          PART I. FINANCIAL INFORMATION

                          CELTRIX PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except share and per share data)

                                                                 September 30,      March 31,
                                                                      1996             1996
                                                                 -------------      ---------
                                                                  (unaudited)
Assets
    Current assets:
       Cash and cash equivalents                                   $   1,689        $  10,183
       Short-term investments                                          9,669            7,460
       Receivables and other current assets                              344              195
                                                                   ---------        ---------
          Total current assets                                        11,702           17,838

    Property and equipment, net                                        9,230           10,013
    Intangible and other assets, net                                   2,525            2,294
                                                                   ---------        ---------
                                                                   $  23,457        $  30,145
                                                                   =========        =========
Liabilities and Stockholders' Equity
    Current liabilities:
       Accounts payable                                            $     348        $     488
       Accrued compensation and other accrued liabilities                981              813
       Current portion of long-term obligations                          486              633
                                                                   ---------        ---------
          Total current liabilities                                    1,815            1,934

    Deferred rent                                                      1,113            1,187
    Long-term obligations                                                 91              238

    Stockholders' equity:
       Preferred Stock, $.01 par value, authorized 2,000,000
          shares; none issued and outstanding                             --               --
       Common Stock, $.01 par value, authorized 30,000,000
          shares; 15,234,241 and 15,213,992 shares issued
          and outstanding at September 30, 1996 and
          March 31, 1996, respectively                                   152              152
       Additional paid-in capital                                    118,103          118,052
       Accumulated deficit                                           (97,817)         (91,418)
                                                                   ---------        ---------
          Total stockholders' equity                                  20,438           26,786
                                                                   ---------        ---------
                                                                   $  23,457        $  30,145
                                                                   =========        =========

See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                         Three Months Ended         Six Months Ended
                                            September 30,             September 30,
                                       ----------------------     ---------------------
                                          1996         1995         1996         1995
                                        --------     --------     --------     --------
Revenues:
    Product sales                       $     10     $     16     $     10     $     60
    Related party revenue                     --           --           --          420
    Other revenue                             27          123           69          227
                                        --------     --------     --------     --------
                                              37          139           79          707
Costs and expenses:
    Cost of sales                              2            3            2           18
    Research and development               3,201        2,551        5,904        5,328
    General and administrative               441          513          886        1,087
                                        --------     --------     --------     --------
                                           3,644        3,067        6,792        6,433
                                        --------     --------     --------     --------
Operating loss                            (3,607)      (2,928)      (6,713)      (5,726)

Interest income, net                         135          146          298          326
                                        --------     --------     --------     --------
Net loss                                $ (3,472)    $ (2,782)    $ (6,415)    $ (5,400)
                                        ========     ========     ========     ========
Net loss per share                      $  (0.23)    $  (0.20)    $  (0.42)    $  (0.39)
                                        ========     ========     ========     ========
Shares used in per share computation      15,234       13,719       15,234       13,719
                                        ========     ========     ========     ========

See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)
                                   (Unaudited)

                                                                   Six Months Ended
                                                                     September 30,
                                                                 --------------------
                                                                   1996         1995
                                                                 --------     -------
Cash flows from operating activities:
   Net loss                                                      $ (6,415)    $(5,400)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                 1,039       1,146
      Other adjustments related to changes in operating
        accounts                                                     (121)     (1,693)
                                                                 --------     -------
          Net cash used in operating activities                    (5,497)     (5,947)

Cash flows from investing activities:
   (Increase) decrease in available-for-sale securities            (2,193)      1,297
   Capital expenditures                                              (228)         --
   (Increase) decrease in intangible and other assets                (333)        403
                                                                 --------     -------
          Net cash provided by (used in) investing activities      (2,754)      1,700

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                         51          --
   Principal payments under long-term obligations                    (294)       (319)
                                                                 --------     -------
          Net cash used in financing activities                      (243)       (319)
                                                                 --------     -------
Net decrease in cash and cash equivalents                          (8,494)     (4,566)
Cash and cash equivalents at beginning of period                   10,183       5,780
                                                                 --------     -------
Cash and cash equivalents at end of period                       $  1,689     $ 1,214
                                                                 ========     =======

See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Condensed Consolidated Interim Financial Statements

      The condensed consolidated balance sheets as of September 30, 1996, the condensed consolidated statements of operations for the three- and six-month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended September 30, 1996 and 1995, have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary to present fairly the Company's financial position, results of its operations and its cash flows. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the financial statements and notes thereto in the Company's 1996 Annual Report to Stockholders.

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

      The Company's development focus is on SomatoKine, the recombinant equivalent of the naturally occurring complex formed by the anabolic hormone insulin-like growth factor-I (IGF-I) and its major binding protein, BP3, which shows potential as a hormone replacement therapy for patients suffering from severe physical trauma and serious illness. The active portion of the complex is IGF-I, an anabolic hormone known to play a key role in diverse biological processes, including tissue repair, organ function, and muscle and bone formation. However, IGF-I does not naturally exist in quantity free of its binding proteins, and limitations associated with administering free IGF-I therapeutically have proven significant: acute insulin effects (e.g. hypoglycemia), suppression of growth hormone secretion, short circulating half life, and limited and transient efficacy at safe dosage levels. When IGF-I is bound to BP3, as it is in nature, it does not display these acute limitations. Furthermore, BP3 appears to be critical in the regulation of the release of IGF-I to target tissue sites, where the hormone is active only when needed.

      The Company completed a single-dose Phase I human clinical study in July 1996; results from the study have shown that SomatoKine safely administers IGF-I at substantially higher dosage levels than have ever been feasible before, increasing the peak blood concentration of IGF-I up to 35-times normal levels. This ability to substantially enhance the circulating reservoir of IGF-I should allow clinical evaluation of the hormone's anabolic activities and therapeutic potential beyond what has been possible using either free (unbound) IGF-I or growth hormone. A second multiple-dose Phase I study was initiated to evaluate the safety and metabolic effects of a range of dosage levels administered daily for six days. Preliminary analysis of the results from this second Phase I study substantiates SomatoKine's safety profile. The Company plans to begin feasibility studies later this fiscal year; these studies are designed to identify efficacy trends in the patient population. Clinical study targets and the design for Phase II will be based on results from these feasibility studies that support the likelihood of treatment success, involve short-term treatment that can respond rapidly to SomatoKine therapy and readily yield efficacy data. The Company is manufacturing SomatoKine, according to current Good Manufacturing Practices (GMP), at its Santa Clara facility for the upcoming feasibility studies and future Phase II clinical trials.

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

      Celtrix has not earned substantial revenues from product sales and at September 30, 1996 has an accumulated deficit of $97.8 million, which includes non-recurring, non-cash charges of $17.3 million for acquired in-process research and development and licensing fees. The Company expects to incur additional operating losses, which may fluctuate quarter to quarter, for at least the next several years as the Company expands its development activities, including clinical trials and manufacturing.

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

RESULTS OF OPERATIONS

      Celtrix incurred a net loss of $3.5 million and $6.4 million for the three- and six-month periods ended September 30, 1996, respectively, compared to $2.8 million and $5.4 million for the same periods in 1995. Net loss per share were $0.23 and $0.42 for the three- and six-month periods ended September 30, 1996, respectively, compared to $0.20 and $0.39 for the same periods in 1995.

      Revenues, consisting of product sales, related party and other revenues, decreased 73% to $37,000 for the three-month period ended September 30, 1996 from $139,000 for the same period in 1995 due primarily to Orphan Drug Grant receipts in 1995. Revenues decreased 89% to $79,000 from $707,000 for the six-month period ended September 30, 1996 from the same period in 1995, primarily as a result of the sale of the Vitrogen(R)100 Collagen business to Collagen Corporation ("Collagen") in 1995.

      Operating expenses increased 16% to $3.6 million for the three-month period ended September 30, 1996 from $3.1 million for the same period in 1995, due primarily to increased costs associated with Phase I human clinical studies and increased manufacturing of SomatoKine for upcoming feasibility studies and Phase II clinical trials. The Company expects operating expenses to increase as it expands its clinical program and increases its SomatoKine production activities to support Phase II clinical trials.

      Interest income, net of interest expense, decreased 8% to $135,000 for the three-month period ended September 30, 1996 from $146,000 for the same period in 1995, and decreased 9% to $298,000 for the six-month period September 30, 1996 from $326,000 for the same period in 1995. The decreases are due to the lower average cash, cash equivalent and short-term investment balances. Interest expense was $24,000 and $54,000 for the three- and six-month periods ended September 30, 1996, respectively, and $48,000 and $100,000 for the same periods in 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Celtrix has funded its activities with proceeds from public and private offerings, advances from Collagen, research and development revenues from collaborative arrangements, lease and debt financing arrangements, proceeds from liquidating its equity investment in Metra Biosystems, Inc. and, to a lesser extent, other revenues and product sales.

      At September 30, 1996, Celtrix's cash, cash equivalents and short-term investments were $11.4 million compared to $17.6 million at March 31, 1996. The net decrease of $6.2 million was due to cash outlays consisting of $5.5 million in net cash used in operating activities and approximately $700,000 used for investing and financing activities.

      The Company believes that its existing capital resources will be adequate to satisfy its anticipated requirements through the middle of calendar year 1997. The Company continues to pursue the possibility of securing corporate partner arrangements that are consistent with the Company's product development and commercialization strategies, raising additional capital by means of selling equity or debt securities and evaluating other options including mergers and acquisitions. The Company's future success may depend, in part, on its relationships with third parties, their willingness to collaborate in the development of any potential products under development, their strategic interest in such products and, eventually, their success in marketing such products.

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

                           PART II. OTHER INFORMATION
                          CELTRIX PHARMACEUTICALS, INC.


Item 4. Submission of Matters to a Vote of Security Holders

        (a) On August 27, 1996, the Registrant held its Annual Meeting of Stockholders.

        (b) All of the Management's nominees for directors were elected at the meeting pursuant to proxies solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The directors were elected as follows:

                                         For         Against
                                         ---         -------
         Henry E. Blair              13,820,609      224,901
         Andreas Sommer, Ph.D.       13,820,947      224,563
         James E. Thomas             13,821,174      224,336
         Timothy J. Wollaeger        13,818,711      226,799

        There were no broker non-votes as the election was uncontested.

        (c) The stockholders also approved the selection of Ernst & Young LLP as independent auditors of the Company for fiscal year ending March 31, 1997, with 13,971,356 shares voting in favor, 38,679 shares voting against, and 35,475 shares abstaining. There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            27.1  Financial Data Schedule


        (b) Reports:  None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CELTRIX PHARMACEUTICALS, INC. (Registrant)


Date:  November 12, 1996   By:    /s/MARY ANNE RIBI
                           -----------------------------------------------------
                           Mary Anne Ribi
                           Vice President, Finance & Administration, Chief
                           Financial Officer and Assistant Secretary  (Duly
                           authorized principal financial and accounting
                           officer)