Form 10-Q
period 1996-12-31
CELTRIX PHARMACEUTICALS INC
filed 1997-02-14
CIK 871395

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended December 31, 1996

                                       OR

(   )    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.


         For the transition period from ____________ to ______________.


                         Commission File Number: 0-18976

                          CELTRIX PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                            94-3121462
        (State or other jurisdiction             (I.R.S.  Employer
       of incorporation or organization)         Identification No.)


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

As of February 11, 1997, the Registrant had outstanding 15,263,429 shares of Common Stock.

                          CELTRIX PHARMACEUTICALS, INC.
                                      INDEX


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets as of December 31, 1996
         and March 31, 1996................................................. 3

        Condensed Consolidated Statements of Operations for the three-and nine-month periods ended December 31, 1996 and 1995................. 4

        Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 1996 and 1995............................ 5

        Notes to Condensed Consolidated Financial Statements................ 6


Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................... 7

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K................................... 12

SIGNATURES ................................................................ 13

                          PART I. FINANCIAL INFORMATION

                          CELTRIX PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except share and per share data)



                                                             December 31,   March 31,
                                                                 1996         1996
                                                             ------------ ------------
                                                             (unaudited)
Assets
   Current assets:
     Cash and cash equivalents                               $      3,598 $     10,183
     Short-term investments                                         4,634        7,460
     Receivables and other current assets                             248          195
                                                             ------------ ------------
       Total current assets                                         8,480       17,838

   Property and equipment, net                                      8,838       10,013
   Intangible and other assets, net                                 2,529        2,294
                                                             ------------ ------------
                                                             $     19,847 $     30,145
                                                             ============ ============

Liabilities and Stockholders' Equity
   Current liabilities:
     Accounts payable                                        $        504 $        488
     Accrued compensation and other accrued liabilities               704          813
     Current portion of long-term obligations                         452          633
                                                             ------------ ------------
       Total current liabilities                                    1,660        1,934

   Deferred rent                                                    1,076        1,187
   Long-term obligations                                             --            238

   Stockholders' equity:
     Preferred Stock, $.01 par value, authorized 2,000,000
       shares; none issued and outstanding                           --           --
     Common Stock, $.01 par value, authorized 30,000,000
       shares; 15,263,429 and 15,213,992 shares issued
       and outstanding at December 31, 1996 and
       March 31, 1996, respectively                                   153          152
     Additional paid-in capital                                   118,152      118,052
     Accumulated deficit                                         (101,194)     (91,418)
                                                             ------------ ------------
       Total stockholders' equity                                  17,111       26,786
                                                             ------------ ------------
                                                             $     19,847 $     30,145
                                                             ============ ============

See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)
                                   (Unaudited)





                                           Three Months Ended               Nine Months Ended
                                               December 31,                     December 31,
                                       ----------------------------    ----------------------------
                                           1996            1995           1996             1995
                                       ------------    ------------    ------------    ------------
Revenues:
   Product sales                       $         10    $         28    $         20    $         88
   Related party revenue                       --              --              --               420
   Other revenue                                 19             281              88             508
                                       ------------    ------------    ------------    ------------
                                                 29             309             108           1,016
Costs and expenses:
   Cost of sales                                  2              11               4              29
   Research and development                   3,084           2,727           8,988           8,055
   General and administrative                   422             520           1,308           1,607
                                       ------------    ------------    ------------    ------------
                                              3,508           3,258          10,300           9,691

                                       ------------    ------------    ------------    ------------
Operating loss                               (3,479)         (2,949)        (10,192)         (8,675)

Interest income, net                            101             122             399             448

Gain on investment                             --             2,318             --            2,318

                                       ------------    ------------    ------------    ------------
Net loss                               $     (3,378)   $       (509)   $     (9,793)   $     (5,909)
                                       ============    ============    ============    ============


Net loss per share                     $      (0.22)   $      (0.04)   $      (0.64)   $      (0.43)
                                       ============    ============    ============    ============

Shares used in per share computation         15,235          13,991          15,230          13,810
                                       ============    ============    ============    ============


See accompanying notes

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)
                                   (Unaudited)



                                                                           Nine Months Ended
                                                                              December 31,
                                                                     ----------------------------
                                                                         1996            1995
                                                                     ------------    ------------
Cash flows from operating activities:
   Net loss                                                          $     (9,793)   $     (5,909)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Gain on investment                                                      --            (2,318)
     Depreciation and amortization                                          1,491           1,711
     Other adjustments related to changes in operating
      accounts                                                               (146)         (1,917)
                                                                     ------------    ------------
        Net cash used in operating activities                              (8,448)         (8,433)

Cash flows from investing activities:
   Decrease in available-for-sale securities                                2,843           7,038
   Capital expenditures                                                      (285)           --
   (Increase) decrease in intangible and other assets                        (377)            332
                                                                     ------------    ------------
        Net cash provided by investing activities                           2,181           7,370

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                101           4,401
   Principal payments under long-term obligations                            (419)           (483)
                                                                     ------------    ------------
        Net cash provided by (used in) financing activities                  (318)          3,918

                                                                     ------------    ------------
Net increase (decrease) in cash and cash equivalents                       (6,585)          2,855
Cash and cash equivalents at beginning of period                           10,183           6,778
                                                                     ------------    ------------
Cash and cash equivalents at end of period                           $      3,598    $      9,633
                                                                     ============    ============


See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Condensed Consolidated Interim Financial Statements

      The condensed consolidated balance sheets as of December 31, 1996, the condensed consolidated statements of operations for the three- and nine-month periods ended December 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended December 31, 1996 and 1995, have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary to present fairly the Company's financial position, results of its operations and its cash flows. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

OVERVIEW

      Celtrix Pharmaceuticals, Inc. is a biopharmaceutical company developing novel therapeutics for the treatment of seriously debilitating, degenerative conditions primarily associated with severe trauma, chronic diseases or aging. Company programs are focused on the use of SomatoKine(R), a novel IGF-BP3 complex, to treat destructive metabolic processes (catabolism) in acute indications such as major surgery and traumatic injury. Potential chronic indications could include osteoporosis and wasting conditions associated with cancer and AIDS.

      The Company's development focus is on SomatoKine, the recombinant equivalent of the naturally occurring complex formed by the anabolic hormone insulin-like growth factor-I (IGF-I) and its major binding protein, BP3, which shows potential as a hormone replacement therapy for patients suffering from severe physical trauma and serious illness. IGF-I, a key anabolic hormone, is known to play a major role in diverse biological processes, including muscle and bone formation, and tissue repair. However, IGF-I does not naturally exist in quantity free of its binding proteins, and limitations associated with administering free IGF-I therapeutically have proven significant: acute insulin effects (e.g. hypoglycemia), suppression of growth hormone secretion, short circulating half life, and limited and transient efficacy at safe dosage levels. When IGF-I is bound to BP3, as it is in nature, it does not display these acute limitations. Furthermore, BP3 appears to be critical in the regulation of the release of IGF-I to target tissue sites, where the hormone is active only when needed.

      The Company has completed its Phase I human clinical studies. Data from three Phase I studies have shown that repeated or continuous administration of SomatoKine safely delivers IGF-I at substantially higher dosage levels than have ever been feasible before, increasing the peak blood concentration of IGF-I up to 35-times normal levels. In addition, elevated levels of SomatoKine were observed to substantially stimulate markers of bone and connective tissue metabolism. Based on these findings, the Company initiated its Phase II clinical feasibility studies in January 1997. Initial treatment targets are elderly patients with reduced bone and muscle mass who have undergone hip fracture surgery. It is known that blood levels of IGF-I drop significantly following hip fracture surgery and patients begin losing lean body and bone mass. Accordingly, the goal in the Phase II hip fracture feasibility study is to provide SomatoKine as a short-term therapeutic treatment to build muscle mass, restore mobility, and increase the patient's functional independence. The study is a multi-center European study, and involves up to 30 elderly patients who have undergone hip fracture surgery. The results from this feasibility study will be used to expand into a full Phase II clinical study by late 1997. Celtrix is currently manufacturing SomatoKine, according to current Good Manufacturing Practices
(GMP), at its Santa Clara facility.

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

      Celtrix has not earned substantial revenues from product sales and at December 31, 1996 has an accumulated deficit of $101.2 million, which includes non-recurring, non-cash charges of $17.3 million for acquired in-process research and development and licensing fees. The Company expects to incur additional operating losses, which may fluctuate quarter to quarter, for at least the next several years as the Company expands its development activities, including clinical trials and manufacturing.

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

RESULTS OF OPERATIONS

      Celtrix incurred a net loss of $3.4 million and $9.8 million for the three- and nine-month periods ended December 31, 1996, respectively, compared to $509,000 and $5.9 million for the same periods in 1995 which included a $2.3 million gain on investment. Net loss per share were $0.22 and $0.64 for the three- and nine-month periods ended December 31, 1996, respectively, compared to $0.04 and $0.43 for the same periods in 1995.

      Revenues, consisting of product sales, related party and other revenues, decreased 91% to $29,000 for the three-month period ended December 31, 1996 from $309,000 for the same period in 1995 due primarily to Orphan Drug Grant receipts in 1995. Revenues decreased 89% to $108,000 from $1.0 million for the nine-month period ended December 31, 1996 from the same period in 1995, primarily as a result of the sale of the Vitrogen(R)100 Collagen business to Collagen Corporation ("Collagen") and Orphan Drug Grant revenues in 1995.

      Operating expenses increased 6% to $3.5 million for the three-month period ended December 31, 1996 from $3.3 million for the same period in 1995, and increased 6% to $10.3 million for the nine-month period ended December 31, 1996 from $9.7 million for the same period in 1995. These increases are due primarily to costs associated with Phase I human clinical studies and increased manufacturing of SomatoKine for clinical studies.

      Interest income, net of interest expense, decreased 17% to $101,000 for the three-month period ended December 31, 1996 from $122,000 for the same period in 1995, and decreased 11% to $399,000 for the nine-month period December 31, 1996 from $448,000 for the same period in 1995. The decreases are due to the lower interest income resulting from lower average cash, cash equivalent and short-term investment balances, partly offset by lower interest expense. Interest expense was $19,000 and $74,000 for the three- and nine-month periods ended December 31, 1996, respectively, and $40,000 and $140,000 for the same periods in 1995, respectively.

       The $2.3 million gain on investment reported in the quarter ended December 31, 1995 is a result of the sale of 150,000 shares of Metra Biosystems, Inc. common stock, held by Celtrix since 1990.

LIQUIDITY AND CAPITAL RESOURCES

      Celtrix has funded its activities with proceeds from public and private offerings, advances from Collagen, research and development revenues from collaborative arrangements, lease and debt financing arrangements, proceeds from liquidating its equity investment in Metra Biosystems, Inc. and, to a lesser extent, other revenues and product sales.

      At December 31, 1996, Celtrix's cash, cash equivalents and short-term investments were $8.2 million compared to $17.6 million at March 31, 1996. The net decrease of $9.4 million was due to cash outlays consisting of $8.4 million in net cash used in operating activities and $1.0 million used for investing and financing activities. As of December 31, 1996, the Company was not in compliance with certain financial covenants under its equipment leases due to a lower than required cash and short term investment balance. Consequently, the Company has recently secured a Standby Letter of Credit for $470,000 and is in the process of securing a lien against certain equipment not to exceed $160,000 in value.

      The Company is currently attempting to raise additional capital by means of a private equity placement or public equity offering. The Company also continues to evaluate raising capital by means of selling debt securities, to pursue the possibility of securing corporate partner arrangements that are consistent with the Company's product development and commercialization strategies, and to evaluate other options including mergers and acquisitions. The Company believes that its existing capital resources will be adequate to satisfy its anticipated requirements through the middle of calendar year 1997. The Company's future success may depend, in part, on its relationships with third parties, their willingness to collaborate in the development of any potential products under development, their strategic interest in such products and, eventually, their success in marketing such products.

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


                           CELTRIX PHARMACEUTICALS, INC. (Registrant)


Date:  February 14, 1997   By:    /s/MARY ANNE RIBI
                           ----------------------------------------------------
                           Mary Anne Ribi
                           Vice President, Finance & Administration, Chief
                           Financial Officer and Assistant Secretary (Duly
                           authorized principal financial and accounting
                           officer)

                                 EXHIBIT INDEX

Exhibit        Description
-------        -----------
 27.1          Financial Data Schedule