Form 10-K405
period 1997-03-31
CELTRIX PHARMACEUTICALS INC
filed 1997-06-24
CIK 871395

                                 UNITED STATES,
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended March 31, 1997 or


( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from
                           to                 .
          ----------------    ----------------

                         Commission File Number: 0-18976

                          CELTRIX PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                94-3121462
        (State or other jurisdiction        (I.R.S. Employer Identification No.)
      of incorporation or organization)

              3055 PATRICK HENRY DRIVE, SANTA CLARA, CA 95054-1815 (Address of principal executive offices and zip code)

                  Registrant's Telephone Number: (408) 988-2500

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class: NONE        Name of each exchange on which registered: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X      No
                                       ----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing price of the Common Stock on June 19, 1997 in the Nasdaq National Market was approximately $32.4 million as of such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 20, 1997, the Registrant had outstanding 20,985,305 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report: the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders scheduled to be held on September 9, 1997.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

        Celtrix Pharmaceuticals, Inc. ("Celtrix" or the "Company") is a biopharmaceutical company developing novel therapeutics for the treatment of seriously debilitating, degenerative conditions primarily associated with severe trauma, chronic diseases or aging. The Company's focus is on regenerating lost muscle, bone and other tissues essential for the patient's health and quality of life. Initial product development programs target acute traumatic injury, such as hip fracture surgery in the elderly, and severe burns. Other potential indications include osteoporosis and protein wasting diseases associated with cancer, AIDS and other life-threatening conditions.

        The Company's development focus is on SomatoKine, a naturally occurring complex formed by the anabolic hormone insulin-like growth factor-I (IGF-I) and its major binding protein, BP3, which shows therapeutic potential for patients suffering from severe physical trauma and serious illness. IGF-I, a key anabolic hormone, is known to play a major role in diverse biological processes, including muscle and bone formation, and tissue repair. However, IGF-I does not naturally exist in quantity free of its binding proteins, and limitations associated with administering free IGF-I therapeutically have proven significant, such as acute insulin effects (e.g. hypoglycemia, hypophosphatemia).

        Human clinical study results from three Phase I studies have shown that
(1) repeated or continuous administration of SomatoKine safely delivers IGF-I at substantially higher dosage levels than have ever been achievable with free IGF-I; (2) SomatoKine safely increases the peak blood concentration of IGF-I up to 35-times normal levels; and (3) elevated levels of SomatoKine substantially stimulate bone and connective tissue metabolism, based on measures of metabolic markers in blood and urine of subjects.

        Based on these findings, the Company initiated Phase II clinical feasibility studies in January 1997, using SomatoKine to treat patients recovering from hip fracture surgery. Studies have shown that blood levels of IGF-I drop significantly following hip fracture surgery and patients begin losing lean body and bone mass rapidly. Current clinical studies are investigating the ability of short-term treatment with SomatoKine to help build muscle mass, restore mobility, and increase the patient's functional independence. The Company plans to use the results from these feasibility studies to expand into a full Phase II clinical study planned for early 1998. In addition, the Company is expected to begin a Phase II feasibility study in severe burns in mid-1997. Studies have shown that patients with severe burns typically suffer from destructive metabolic processes (catabolism), and SomatoKine offers potential short-term treatment by stimulating healthy metabolic processes (anabolism) that speed tissue repair. All of these studies will contain measurements of bone and connective tissue metabolism in support of a potential feasibility trial in severe osteoporosis planned for calendar 1998/99. Celtrix is currently manufacturing SomatoKine according to current Good Manufacturing Practices (GMP) at its Santa Clara, California facility.

        The Company has a licensing agreement with The Green Cross Corporation ("Green Cross", a Japanese pharmaceutical company who currently is negotiating to merge with Yoshitomi Pharmaceutical Industries Ltd.), covering the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan. The Company also has a product development, license and marketing agreement with Genzyme Corporation ("Genzyme") for TGF-beta-2. Genzyme is currently developing TGF-beta-2 for tissue repair and the treatment of systemic indications. The Company is not currently pursuing an in-house TGF-beta-2 program.

PRODUCTS UNDER RESEARCH AND DEVELOPMENT

     The following table summarizes potential products currently under research and development, alone or in collaboration with others.

                            POTENTIAL PRODUCTS                                                              U.S. PATIENT
INDICATION                  (MODE OF DELIVERY)    BIOLOGICAL ACTION                STATUS                   POPULATION
----------                  ------------------    -----------------                ------                   ----------
CELTRIX PROGRAMS

    -Recovery from              SomatoKine        Prevent muscle loss              Phase II                 300,000
       Hip Fracture Surgery     (systemic)        and build muscle & bone          Feasibility Studies

    -Severe Burns               SomatoKine        Reverse catabolic condition      In preparation for       8,000
                                (systemic)        and stimulate tissue repair      Phase II
                                                                                   Feasibility Studies

    -Severe Osteoporosis        SomatoKine        Build bone & muscle              In preparation for       1.5 million(2)
                                (systemic)                                         potential Phase II
                                                                                   Feasibility Studies(1)

    -Protein Wasting diseases:  SomatoKine        Prevent muscle loss              Preclinical              2.6 million(3)
       GI Surgery/Damage/       (systemic)        and build muscle;
       Dysfunction, AIDS,                         Improve nutritional status;
       Cancer Cachexia, Kidney                    Reduce intravenous feeding
       Failure, Chronic                           (TPN) requirements
       Pulmonary Disease

CORPORATE PARTNER PROGRAMS

    -Osteoporosis               SomatoKine        Build bone and muscle            Preclinical
       Green Cross              (systemic)

    -Dermal Ulcers              TGF beta in a     Stimulate local tissue repair;   Phase II
       Genzyme                  collagen matrix   Speed and strengthen healing     Clinical Trial
                                (local)

NOTES:

(1) Initiation will be based on results from bone formation markers & body composition measurements conducted in hip fracture & severe burns studies.

(2) Of the estimated 24 million people in the United States with osteoporosis, there are an estimated 1.5 million fractures per year due to osteoporosis. This population is believed to represent the patients with severe osteoporosis.

(3) Patient Population is broken down as follows for patients suffering from muscle wasting diseases associated with: GI surgery/damage/dysfunction - 500,000; AIDS - 350,000; cancer cachexia - 500,000; kidney failure - 1 million; chronic pulmonary disease - 250,000.

BACKGROUND:  THERAPEUTIC AGENTS

        Many of the body's physiological functions, such as tissue healing, immune processes and growth of bone and muscle, are controlled by proteins (growth factors, cytokines, and protein hormones) that bind to specific cells to modulate their function. When the body produces appropriate levels of these proteins and when the target cells respond properly, the body functions normally. When the body encounters adverse situations such as trauma, infections, or chronic disease, the production and regulation of these factors can become unbalanced. Normally, the body has the ability to naturally modulate the production of these regulating proteins to return to a balanced physiological state (homeostasis). However, when the ability to make these changes is lost, it can result in a number of undesirable consequences including, but not limited to, poor nutritional status and an impaired ability to maintain and repair tissues and organs normally. Celtrix is developing biopharmaceuticals, alone or in collaboration with others, based on such naturally occurring, regulating proteins.

        SOMATOKINE

        SomatoKine is a human recombinant equivalent of the naturally occurring complex formed by insulin-like growth factor-I (IGF-I) and its major binding protein (BP3). The therapeutic potential of SomatoKine stems from a variety of demonstrated IGF-I bioactivities which include:

         -Bone formation
         -Muscle formation
         -Tissue and organ repair
         -Nutrient utilization
         -Immune system stimulation
         -Neurotrophic activity

        The anabolic activities of IGF-I suggest that SomatoKine may provide a safe and effective therapeutic approach to treating debilitating wasting conditions. Clinical and preclinical studies have demonstrated that circulating IGF-I levels are lower than normal in a variety of conditions including severe physical trauma, extended illnesses, and advanced age. Low levels of IGF-I are often associated with destructive metabolic processes (catabolism) which interfere with nutrient utilization, cause serious bone and muscle loss, delay healing, and increase the patient's risk of life-threatening complications. The overall development of SomatoKine is aimed at elevating the circulating reservoir of IGF-I thereby overcoming destructive metabolic processes. Upon administration into the bloodstream, SomatoKine attaches to another naturally occurring protein known as an acid labile subunit, or ALS, which circulates in the bloodstream. This resulting larger complex emulates what is observed in nature, safely storing and transporting IGF-I throughout the patient's body. It extends the hormone's half life, is non-hypoglycemic and contains important biological information used by the body in regulating IGF-I bioavailability and biodistribution. In addition, IGF-I can separate from this circulating reservoire and bind to target cells whenever it is needed by the body. Through its specific receptor, the hormone then stimulates healthy metabolic activities important for nutrient utilization, regeneration of bone and muscle, tissue repair, and other critical biological processes.

        Although several biopharmaceutical companies have development programs involving IGF-I, Celtrix does not believe that any other companies are currently in clinical trials for the development of IGF-BP3 (SomatoKine) complex. This is important because most naturally occurring IGF-I does not circulate in its free form, but is bound to its major binding protein,

BP3. The natural association of the two molecules appears to be of fundamental biological significance.

        Preclinical experimentation, including toxicology studies, indicates that SomatoKine substantially improves IGF-I safety and efficacy. In addition, a variety of biological effects have been demonstrated with SomatoKine that could not be demonstrated upon the administration of IGF-I alone. This is believed to be related to the observation that SomatoKine significantly removes the known dose limitations associated with IGF-I. By removing dosage limitations and improving safety while still providing the benefits of IGF-I, SomatoKine has the potential to serve as a superior IGF-I therapeutic composition for a wide range of applications.

        Realization of the therapeutic potential of IGF-I, although pursued by several companies over the past years, has been hampered by a number of limitations mainly associated with the administration of IGF-I in its free form. As demonstrated in clinical and preclinical studies, SomatoKine given over a range of doses is well tolerated, whereas equivalent doses of IGF-I without BP3 can cause serious side effects, such as hypoglycemia. Human clinical studies with IGF-I, administered without BP3, have shown that IGF-I must be administered in low-dose daily injections in order to avoid acute side effects and this, in turn, may limit the observed clinical efficacy. In contrast, the Company's recent Phase I clinical data suggested that injectable, higher doses of SomatoKine are feasible and provide the benefits of IGF-I without dose-limiting side effects often observed. The higher safety margins of SomatoKine, in combination with potentially less frequent dosing, should make it possible to use SomatoKine to treat a variety of conditions that may be difficult to treat successfully with IGF alone.

        Because IGF-BP3 is involved in a wide variety of essential biological processes, Celtrix believes that SomatoKine therapy could have broad range potential. This potential is supported by both clinical and preclinical laboratory and animal studies conducted by Company scientists and other academic collaborations.

        PHASE I HUMAN CLINICAL RESULTS

        In January 1997, the Company completed three Phase I human clinical studies of SomatoKine. Safety, pharmacokinetic and metabolic data have led to three important findings: 1) repeated or continuous administration of SomatoKine safely delivers IGF-I at substantially higher dosage levels than have ever been feasible before, 2) SomatoKine safely increases the peak blood concentration of IGF-I up to 35-times normal levels, and 3) elevated levels of SomatoKine substantially stimulate bone and connective tissue metabolism, based on measures of metabolic markers in blood and urine of subjects.

        In the first Phase I study in humans, SomatoKine was administered in single intravenous doses to 12 healthy volunteers. Four escalating dosage levels were evaluated, providing the equivalent of 60, 200, 600 or 1200 microgram/kg IGF-I. The first three dosage levels were safe and well tolerated, with no significant abnormalities observed in follow-up blood tests. Minor, reversible side effects were observed at the highest dosage level, containing 1200 microgram/kg IGF-I, and appeared to be related to mild decreases in blood glucose and/or phosphorus. These results represent a substantial improvement over what has been seen with free (unbound) IGF-I. As published in July 1992, the FDA has indicated that the maximum amount of free IGF-I which could be administered safely in a single intravenous bolus injection was 24 microgram/kg.

        In the second Phase I study, SomatoKine was administered in multiple intravenous doses, one per day for six days, to 18 healthy volunteers. This dose-escalating, double-blinded and placebo-controlled study was designed to evaluate the safety and metabolic effects of administering multiple doses of 60, 200 and 600 microgram/kg IGF-I delivered as SomatoKine. Results demonstrated that SomatoKine safely raised the blood concentration of IGF-I to a peak of

7000 ng/ml, which is approximately 35-times normal IGF-I levels. Because the therapeutic effectiveness of IGF-I appears to be dose-dependent, these findings increase prospects for achieving significantly enhanced or novel therapeutic efficacy.

     In the third and final Phase I study, SomatoKine was administered as continuous subcutaneous infusions by mobile minipump over a period of seven days in 12 females, ages 55 to 70. Three dosage levels were evaluated, and the study was double-blinded and placebo-controlled. Importantly, SomatoKine was well tolerated in the elderly population and was shown to rapidly induce a biochemical marker of collagen synthesis. Procollagen C-peptide, a marker of bone and connective tissue formation, was elevated approximately 50 percent as early as day four of treatment and remained elevated for at least one week following the cessation of treatment.

     CLINICAL INDICATIONS

     Hip Fracture Surgery

     Celtrix's initial treatment targets are elderly patients who have undergone hip fracture surgery. Each year in the United States, approximately 300,000 primarily elderly patients undergo hip surgery to repair fractures of the femur that have occurred during falls. Studies have shown that blood levels of IGF-I drop significantly following hip fracture surgery and patients begin losing lean body and bone mass. In addition, the cost of hip repair and rehabilitation is high, and the patient's immobility and consequential rapid loss of muscle and bone threatens recovery and interferes with quality of life. The Company's goal is to provide SomatoKine as a short-term therapeutic treatment to prevent muscle loss, build muscle and bone mass, restore mobility, and increase the patient's functional independence.

     The Phase II clinical feasibility studies initiated in January 1997 will involve up to 30 patients, ages 65-90, who will receive either systemic SomatoKine or a placebo over a period of four to eight weeks. Multiple dosage levels are being tested. End points being evaluated include change in the patient's body composition (muscle and bone mass), trends in measures of daily activity (ADL and IADL scores), bone metabolism markers, rehabilitation time and complication rates.

     Severe Burns

     Another treatment target is expected to be severe burns. The length of time spent in a burn trauma center is directly related to the time required for harvesting sufficiently healthy tissue and grafting it at burn sites. Tissue harvested from burn patients may be slow to graft and donor sites may be slow to heal due to the patient's severely catabolic (nutritionally inefficient) state. Research has shown that naturally occurring IGF-I plays a significant role in tissue repair and that IGF-I supplementation in patients suffering major trauma may potentially aid healing. The goal in the severe burns study that will be initiated mid-1997 will involve up to 40 burn patients, including both adults and children, who will receive either systemic SomatoKine or a placebo during standard burn care. The patients will be evaluated through two graft cycles, and the primary end points will be increased frequency of donor site harvesting during which the length of hospitalization and complication rates will also be monitored.

     Severe Osteoporosis

     Data related to markers of bone and connective tissue metabolism collected from the above hip fracture and severe burns studies will be used to support a potential severe osteoporosis Phase II feasibility trial in calendar 1998/99. This patient population consists of primarily post-menopausal women who have already lost a substantial quantity of bone and are at high risk of fractures of the hip, wrist or spine. While estrogens, calcitonins, or bisphosphonates and other therapies are prescribed for osteoporosis, these treatments are used primarily to prevent further bone loss rather than to form new bone. The Company believes that a relatively short period of treatment with SomatoKine offers the potential for substantially increasing the patient's bone content, building bone density, and adding lean body mass, thus improving the patient's strength and mobility. Celtrix intends to establish new corporate partnerships to advance product development for severe osteoporosis.

CORPORATE COLLABORATIONS

       THE GREEN CROSS CORPORATION

       In July 1994, Celtrix entered into a license agreement with Green Cross, a Japanese pharmaceutical company currently in the process of merging with Yoshitomi Pharmaceutical Industries Ltd., which covers the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan. Under the terms of the agreement, Green Cross is responsible for all related research, development and marketing, as well as product manufacturing to support its needs in Japan. Celtrix receives license fees and milestone payments and, upon commercialization, will receive royalties on product sales. In addition, Celtrix has an exclusive royalty-bearing license to related know-how and technology development by Green Cross and has retained full rights to SomatoKine outside of Japan.

       GENZYME CORPORATION

       In June 1994, the Company entered into a product development, license and marketing agreement with Genzyme on TGF-beta-2 which included equity investments, milestone payments and potential royalties to Celtrix. The objective was to commercialize TGF-beta-2 for tissue repair and treatment of systemic applications. Genzyme has been granted exclusive commercialization rights for all systemic applications and select local applications of TGF-beta-2. Celtrix has retained all rights to applications of TGF-beta-2 concerning ophthalmic disease, but has discontinued its in-house program as a result of disappointing clinical results. The Company has the option to reacquire rights to other product applications not pursued by Genzyme. Genzyme is conducting a 12-center, double-blinded, randomized Phase II clinical study to evaluate the treatment of 200 diabetic patients suffering from neurotrophic diabetic foot ulcers.

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

RESEARCH

       The Company's research staff has substantial expertise with IGF-I and BP3. Through in-house programs and an extensive collaboration program with leading scientists world-wide, research and development efforts are focused on demonstrating the safety and effectiveness of

SomatoKine in animal models that are relevant to the human disease conditions being evaluated. Studies to evaluate optimal formulations, doses and dosing frequencies are being conducted to aid in the development of SomatoKine. Other activities include determining IGF-I and BP3 levels in blood and tissue of various patient populations. These collaborative efforts have made progress toward the Company's understanding of the underlying causes and potential treatment strategies for conditions leading to muscle and bone loss and other catabolic conditions. Celtrix is continuing to expand collaborations into other fields where SomatoKine therapy may be of benefit.

     The Company's research staff is developing a novel protein expression technology for SomatoKine. Recent advances by the Company in this area provide Celtrix the potential to significantly increase SomatoKine production and streamline purification methods. Use of this proprietary technology will be an important component of Celtrix's ability to produce SomatoKine in a cost efficient manner. Efforts in this area will continue to focus on ways that this technology can advance the SomatoKine program. The Company believes that this technology not only provides benefits to Celtrix programs, but also offers the potential of being useful to other biopharmaceutical companies in need of novel protein expression technology. Licensing options will be evaluated.

MANUFACTURING

     Celtrix currently manufactures human recombinant SomatoKine according to current Good Manufacturing Practices (GMP) at its Santa Clara location. This facility has the capacity to meet anticipated SomatoKine supply needs for current and future clinical studies at least through Phase II testing. When larger-scale manufacturing is needed, Celtrix may elect to further expand its manufacturing capabilities or to work through collaborative relationships or contract manufacturers.

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

     In the United States, Celtrix currently holds a total of 12 issued or allowed patents related to the composition, production, antibodies and methods of use for SomatoKine, including one issued patent with claims to a BP3 composition-of-matter, and two issued and one allowed therapeutic use patent for SomatoKine, and four issued, one allowed, and four pending patent applications regarding novel expression and production methods which may be used for the manufacture of SomatoKine. Celtrix has 13 families of applications, pending in the U.S. or abroad, regarding the therapeutic use of BP3, antibodies to BP3 and their uses, and therapeutic uses of the complex, SomatoKine. These applications are in various stages of review. In Europe, Celtrix has an issued patent with claims to: a BP3 composition-of-matter; certain therapeutic uses of that BP3; and certain therapeutic uses of a complex of IGF and the claimed BP3. Celtrix has received notice of the European Patent Office's intent to grant an European patent with claims to: recombinantly produced BP3; therapeutic uses of BP3; and therapeutic uses of the complex, SomatoKine.

     The Company also owns or co-owns 21 issued patents and 3 allowed and 3 pending applications regarding the composition-of-matter, methods of purification, and therapeutic uses of TGF-beta-2. Celtrix also owns one issued U.S. patent relating to products and methods for topical wound healing using collagen and heparin-containing matrices. Celtrix owns the rights to a collection of patents and patent applications relating to TGF-beta antagonists.

     Celtrix is in the process of seeking patent protection for its inventions and discoveries in the United States and, in most instances, at least Australia, Canada, Japan and various countries in Europe. As with any pending patent application, there can be no assurance that any of these applications will be issued in the United States or foreign countries.

     At least three large biotechnology and pharmaceutical companies with substantial financial and legal resources have patent applications on file in the United States and abroad directed at the production of recombinant IGF-I by various methods. The earliest date of filing of these patent applications is April 25, 1983. Unless and until these applications issue in the United States, it is not possible to determine the breadth of these claims regarding a process for IGF-I production. Furthermore, a large biotechnology and pharmaceutical company with substantial financial and legal resources has a patent issued in the United States directed toward certain DNA molecules encoding BP3 and the corresponding BP3 protein. This same patent was granted in Europe and was successfully opposed by Celtrix. There can be no assurance that the company will not appeal such result or that any appeal will not be successful. In the case that the company does appeal, it is not possible to determine what, if any, claims will be reinstated or the breadth of such claims. In addition, this company has been issued a patent directed toward the subcutaneous administration of IGF-BP3. Each of the referenced companies can be expected to defend its patent position vigorously.

     Celtrix has developed a new process for the production of IGF and BP3 which it does not believe will infringe on other patents relating to recombinant protein production in general or on other patents relating to the production of IGF and BP3 in particular, although there can be no assurance that a contrary position will not be asserted. Celtrix also does not believe that its sale or use of its SomatoKine will infringe on other IGF or BP3 patents although there can be no assurance that a contrary position will not be asserted. There can be no assurance that third parties will not claim the Company's technology, current or future products or manufacturing processes infringe the proprietary rights of others. If other companies were to successfully bring legal actions against the Company claiming patent or other intellectual property infringements, in addition to any potential liability for damages, then the Company could be required to obtain a license in order to continue to use the affected process or to manufacture or use the affected products or cease using such products or process if enjoined by a court. Any such claim, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially favorable terms, if at all, and if these licenses are not obtained, the Company might be prevented from pursuing the development of certain of its potential products. The Company's breach of an existing license or failure to obtain or delay in obtaining a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company.

     Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of another party's proprietary rights. There can be no assurance that the Company's issued or licensed patents would be held valid by a court of competent jurisdiction. An adverse outcome in litigation or an interference or other proceeding in a court or patent office could subject the Company to significant liabilities to other parties, require disputed rights to be licensed from other parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company.

     Celtrix also relies on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable. Celtrix attempts to protect its proprietary technology and processes in part by confidentiality agreements with its employees, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors in such a manner that the Company has no practical recourse. To the extent that the Company or its consultants or research collaborators use intellectual property owned by others in their work for the Company, disputes may also arise as to the rights in related or resulting know-how and inventions.

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

GOVERNMENT REGULATION

     The production and marketing of Celtrix's product and its research and development activities are and will be subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. The regulatory process, which includes preclinical testing and clinical trials of each compound in order to establish its safety and efficacy, can take many years and requires the expenditure of substantial resources.

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

     Prior to the commencement of clinical trials for its potential products, Celtrix must conduct preclinical tests of its products, which include laboratory evaluation of laboratory product characterization of the products and the conduct of animal studies to assess preliminarily the safety and pharmacological effect of the products. The preclinical safety tests must be conducted in compliance with FDA regulations regarding good laboratory practices. The results of preclinical tests must be submitted to the FDA as part of the IND application and reviewed by the FDA during the course of the agency's determination as to whether the clinical trials described in the IND application may commence. There is no certainty that submission of an IND application will result in FDA authorization to commence clinical trials.

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

     For marketing outside the United States, Celtrix is also subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The Company is conducting clinical trials in Europe and the considerations set forth above also apply to European clinical trials; for example, clinical trials must be conducted in several phases and there can be no assurance that such phases of testing in Europe will be completed successfully within any specified time period, if at all, with respect to the Company's product. Although the new drug approval process has been centralized for the European Union ("EU"), clinical research is still controlled at the national level. For its current clinical trials in Europe, the Company is required to give a simple notification process and no submission is required. Other European countries may require the submission of a Clinical Trial Exemption (CTX), which is the equivalent of the United States IND and which must be effective before human clinical trials may be commenced. Once submitted, the review and approval process typically takes three months, although there can be no assurance that an approval will be obtained within that time period, or at all.

     For the marketing and commercial shipment and sales of new biotechnology products, the EU has centralized the process for new drug approval. The centralized approval process involves the submission of a Marketing Application ("MA"), the equivalent of a United States NDA, to the European Medicines Evaluation Authority ("EMEA"). The EMEA uses the centralized scientific body of reviewers from the Committee for Proprietary Medicinal Products to assess the new drug product and obtains a recommendation whether or not to approve the new product. A single approval from the centralized EMEA is typically applicable to the entire European Community.

     Because Celtrix intends to have its products marketed in certain foreign countries in the future, approval by these countries' regulatory authorities may need to be obtained. The approval procedures vary from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Even after foreign approvals are obtained, further delays may be encountered before products may be marketed. For example, many countries require additional government approval for price reimbursement under national health systems. Such approvals can be critical to any extensive marketing of drug products in such countries.

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

INSURANCE; PRODUCT LIABILITY

     The Company currently has in force general liability insurance, with coverage limits of $3.0 million per incident and $3.0 million in the aggregate annually, and product liability insurance with coverage limits of $1.0 million per incident and $1.0 million in the aggregate annually. The Company's insurance policies provide coverage for product liability and general liability on a claims made basis. These policies are subject to annual renewal.

EMPLOYEES

     As of March 31, 1997, Celtrix employed 73 full-time and part-time employees. No employee is represented by a union and the Company believes its employee relations are good. The Company is highly dependent on the principal members of its management and scientific staff and its future success depends in large part upon its ability to attract and retain highly qualified scientific and management personnel. Celtrix faces significant competition for such personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that Celtrix will be successful in hiring or retaining requisite personnel.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information with respect to the executive officers of Celtrix and their ages as of June 20, 1997:

NAME                                   AGE                     POSITION
----                                   ---                     --------
Andreas Sommer, Ph.D.                  55         Chief Executive Officer, President and Director

Mary Anne Ribi                         34         Vice President, Finance and Administration,
                                                  Chief Financial Officer and Assistant Secretary

Malcolm J. McKay, Ph.D.                41         Vice President, Regulatory Affairs & QA

David M. Rosen, Ph.D.                  41         Vice President, Research and Development

     Dr. Sommer has served as President and CEO of Celtrix since April 1995. Prior to that, Dr. Sommer served as Celtrix's Senior Vice President from July 1993 to April 1995 and as a member of the Board of Directors since May 1994. Previously, Dr. Sommer served as Vice President, Research of Celtrix since 1992, following Celtrix's merger with BioGrowth, Inc., where he served as Vice President, Research and Development since 1989. He previously was a member of the scientific management team at Synergen. Also during his professional career, Dr. Sommer served as an advanced research fellow in the Department of Microbiology at the University of Basel Biocenter and was a postdoctoral fellow in the Department of Biological Chemistry at the University of California, Davis. He received his Ph.D. in Microbiology from the University of California, Davis, and has published extensively in noted scientific journals.

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

     Dr. McKay was appointed Vice President of Regulatory Affairs and Quality Assurance in August 1996. He was formerly a director of quality assurance and quality control at COR Therapeutics since 1995. Previously, he served for four years at Celtrix as director of quality assurance, and prior to 1991, oversaw this function at Triton Biosciences. In addition, he served as group leader of technical support at Abbott Laboratories. Dr. McKay received his Ph.D. in biochemistry at the University of London and was a postdoctoral fellow at the Medical College of Virginia.

     Dr. Rosen has served as Vice President of Research and Development since April 1995. Previously, he served as Celtrix's director of research since January 1994. He has served at Celtrix since its founding by Collagen Corporation and has extensive research and project management experience, as well as an in-depth working knowledge of SomatoKine. Dr. Rosen worked at Collagen since 1982, initially serving as a scientist in the Company's connective tissue research laboratories. Dr. Rosen received his Ph.D. in biochemistry from the University of California, Riverside and has over forty research publications to his credit.

     The Board of Directors elects Celtrix's officers and such officers serve at the discretion of the Board of Directors of Celtrix. There are no family relationships among the directors or officers of Celtrix.

RISK FACTORS

     Early Stage of Development; No Developed or Approved Products

     The Company's potential products are in research and development and no material revenues have been generated to date from product sales. To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, introduce and market its potential products. Much of the clinical development work for the Company's potential products remains to be completed. No assurance can be given that the Company's product development effort will be successfully completed, that required regulatory approval will be obtained or that any products, if developed and introduced will be successfully marketed or achieve market acceptance.

     History of Operating Losses; Accumulated Deficit

     The Company has incurred net operating losses in every year of operation since its inception. As of March 31, 1997, the Company had an accumulated deficit of approximately $104.1 million, which includes non-recurring, non-cash charges of $17.3 million for acquired in-process research and development and licensing fees. Losses have resulted principally from costs incurred in connection with the Company's research and development activities and from general and administrative costs associated with the Company's operations. The Company expects to incur substantial and increasing operating losses for at least the next several years. The Company's ability to achieve profitability will depend in part on completing the research and development of, and obtaining regulatory approvals for, its products and successfully commencing product commercialization.

     Possible Volatility of Stock Price; Dividend Policy

     The market prices for securities of biopharmaceutical and biotechnology companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the Company's Common Stock became listed for public trading, its market price has fluctuated over a wide range and the Company expects that it will continue to fluctuate. Announcements concerning the Company or its competitors, including the results of testing (including clinical trials), technological innovations or new commercial products, government regulations, developments concerning proprietary rights, litigation or public concern as to safety of the Company's potential products as well as changes in general market conditions may have a significant effect on the market price of Celtrix's common stock.

     The Company has never paid dividends on its capital stock and the Company does not anticipate paying any cash dividends in the foreseeable future.

     Future Capital Requirements and Uncertainty of Future Funding

     The Company expects that its current cash, cash equivalents and short term investments, together with the proceeds from its April 1997 financing (approximately $13.3 million, net), will be sufficient to fund the Company's operations through mid-1998. The development of the Company's products will require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential therapeutic products to market and to establish production, marketing and sales capabilities. The Company will need to raise substantial additional funds for these purposes. The Company may seek such additional funding through collaborative arrangements and through public or private financings, including equity financings. Any additional equity financing may be dilutive to shareholders, and any debt financing, if available, may involve restrictions on the Company's ability to pay future dividends on its capital stock or the manner in which the Company conducts its business.

     There can be no assurance that any such financings will be available to the Company or that adequate funds for the Company's operations, whether from financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms attractive to the Company. The inability to obtain funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

     Stringent Government Regulation; Need for Product Approvals

     The preclinical testing and clinical trials of any compounds developed by the Company or its collaborative partners and the manufacturing and marketing of any drugs resulting therefrom are subject to regulation by numerous federal, state and local governmental authorities in the United States, the principal one of which is the United States Food and Drug Administration (the "FDA"), and by similar agencies in other countries in which drugs developed by the Company or its collaborative partners may be tested and marketed (each of such federal, state, local and other authorities and agencies, a "Regulatory Agency"). Any compound developed by the Company or its collaborative partners must receive Regulatory Agency approval before it may be marketed as a drug in a particular country. The regulatory process, which includes preclinical testing and clinical trials of each compound in order to establish its safety and efficacy, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent Regulatory Agency approval. In addition, delays or rejections may be encountered based upon changes in Regulatory Agency policy during the period of drug development and/or the period of review of any application for Regulatory Agency approval for a compound. Delays in obtaining Regulatory Agency approvals could adversely affect the marketing of any drugs developed by the Company or its collaborative partners, impose costly procedures upon the Company's and its collaborative partners' activities, diminish any competitive advantages that the Company or its collaborative partners may attain and adversely affect the Company's ability to receive royalties, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that, even after such time and expenditures, Regulatory Agency approvals will be obtained for any compounds developed by or in collaboration with the Company. Moreover, if Regulatory Agency approval for a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed that could limit the potential market for any such drug. Furthermore, if and when such approval is obtained, the marketing and manufacture of the Company's products would remain subject to extensive regulatory requirements, and discovery of previously unknown problems with a drug or its manufacturer may result in restrictions on such drug or manufacturer, including withdrawal of the drug from the market. Failure to comply with regulatory requirements could, among other things, result in fines, suspension of regulatory approvals, operating restrictions and criminal prosecution. In addition, Regulatory Agency approval of prices is required in many countries and may be required for the marketing of any drug developed by the Company or its collaborative partners in such countries.

     Uncertainties Related to Clinical Trials

     Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that the Company's clinical trials will demonstrate the safety and efficacy of any products or will result in marketable products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, in fiscal year 1995, Celtrix discontinued its in-house TGF-beta-2 program for the treatment of ophthalmic conditions as a result of disappointing clinical study results.

     The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a material adverse effect on the Company.

     No Assurance of Market Acceptance

     There can be no assurance that any products successfully developed by the Company, if approved for marketing, will achieve market acceptance. The products and therapies which the Company is attempting to develop will compete with a number of well-established traditional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any products developed by the Company will depend on a number of factors, including the establishment and demonstration in the medical community of the clinical efficacy and safety of the Company's product candidates, their potential advantage over existing treatment methods, and reimbursement policies of government and third-party payors. Competitors may also develop new technologies or products which are considered more effective or less costly than SomatoKine or perceived to be more cost-effective. There is no assurance that physicians, patients or the medical community in general will accept and utilize any products that may be developed by the Company. The Company's business, financial condition and results of operations may be materially adversely affected if SomatoKine does not receive market acceptance for any reason.

     Substantial Competition

     In each of the Company's potential product areas, competition from large pharmaceutical companies, biotechnology companies and other companies, universities and research institutions is substantial. At least three large biotechnology and pharmaceutical companies with substantial financial and legal resources have patent applications on file in the United States and abroad directed at the production of recombinant IGF-I by various methods. Relative to the Company, most of these entities have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical trials and obtaining regulatory approvals, as well as in manufacturing and marketing pharmaceutical products. Furthermore, the Company believes that competitors have used, and may continue to use, litigation to gain competitive advantage. In addition, these and other entities may have or develop new technologies or use existing technologies that are, or may in the future be, the basis for competitive products.

     Any potential products that the Company succeeds in developing and for which it gains regulatory approval will have to compete for market acceptance and market share. For certain of the Company's potential products, an important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete the clinical testing and regulatory approval processes and supply commercial quantities of the product to the market are expected to be important competitive factors. The Company expects that competition will be based, among other things, on product efficacy, safety, reliability, availability, timing and scope of regulatory approval and price. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive. In addition, many of the Company's competitors may achieve product commercialization or patent protection earlier than the Company. The failure of the Company to compete effectively would have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Proprietary Technology; Uncertainty of Patent Protection

     The Company's success will depend in part on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including the Company, are highly uncertain and involve complex legal and factual questions. Patent law relating to the scope of claims in the technology fields in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights is therefore uncertain. No consistent policy has emerged regarding the permissible breadth of coverage of claims in biotechnology patents. Therefore, no assurance can be given that any of the Company's or its licensors' patent applications will issue as patents or that any such issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary technology that is not covered by the Company's patents or that others will not be issued patents that may prevent the sale of the Company's proposed products or require licensing and the payment of significant fees or royalties by the Company.

     At least three large biotechnology and pharmaceutical companies with substantial financial and legal resources have issued patents and/or patent applications on file in the United States and abroad directed at the production and/or use of recombinant IGF-I by various methods. The earliest date of filing of these patent applications is April 25, 1983. Unless and until all of these applications issue, it is not possible to determine the breadth of these claims regarding a process for IGF-I production or for the use of IGF-I for any particular indication. Furthermore, a large biotechnology and pharmaceutical company with substantial financial and legal resources has a patent issued in the United States directed towards certain DNA molecules encoding BP3 and the corresponding BP3 protein. This same patent was previously granted in Europe and was successfully opposed by Celtrix. There can be no assurance that the company will not appeal such result or that any appeal will not be successful. In the case that the company does appeal, it is not possible to determine what, if any, claims will be reinstated or the breadth of such claims. In addition, this company has been issued a patent directed toward specific methods of subcutaneous administration of IGF-BP3. Each of the referenced companies can be expected to defend its patent position vigorously.

     Celtrix has developed a new process for the production of IGF and BP3 which it does not believe will infringe on other patents relating to recombinant protein production in general or on other patents relating to the production of IGF and BP3 in particular, although there can be no assurance that a contrary position will not be asserted. Celtrix also does not believe that its sale or use of its SomatoKine will infringe on other IGF or BP3 patents although there can be no assurance that a contrary position will not be asserted. There can be no assurance that third parties will not claim the Company's technology, current or future products or manufacturing processes infringe the proprietary rights of others. If other companies were to successfully bring legal actions against the Company claiming patent or other intellectual property infringements, in addition to any potential liability for damages, then the Company could be required to obtain a license in order to continue to use the affected process or to manufacture or use the affected products or cease using such products or process if enjoined by a court. Any such claim, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially favorable terms, if at all, and if these licenses are not obtained, the Company might be prevented from pursuing the development of certain of its potential products. The Company's breach of an existing license or failure to obtain or delay in obtaining a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company.

     Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of another party's proprietary rights. There can be no assurance that the Company's issued or licensed patents would be held valid by a court of competent jurisdiction. An adverse outcome in litigation or an interference or other proceeding in a court or patent office could subject the Company to significant liabilities to other parties, require disputed rights to be licensed from other parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company.

     Celtrix also relies on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable. Celtrix attempts to protect its proprietary technology and processes in part by confidentiality agreements with its employees, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the

Company's trade secrets will not otherwise become known or be independently discovered by competitors in such a manner that the Company has no practical recourse. To the extent that the Company or its consultants or research collaborators use intellectual property owned by others in their work for the Company, disputes may also arise as to the rights in related or resulting know-how and inventions.

     Limited Manufacturing Experience and Capacity

     The Company's products must be manufactured in compliance with regulatory requirements and at acceptable costs. At present, the Company's manufacturing operations have been designed to address the Company's anticipated needs through the completion of Phase II clinical trials. In the future, the Company will either need to expand these operations or subcontract its manufacturing operations in anticipation of Phase III studies and commercialization. There can be no assurance that the Company will be able to manufacture any of its current or future products on a commercial scale, nor that such products can be manufactured by the Company or any other party at a cost or in quantities to make commercially viable products. Failure to obtain sufficient commercial quantities of SomatoKine at acceptable terms will have an adverse impact on the Company's attempts to seek approval for this product, or to commercialize this product.

     Limited Sales and Marketing Experience

     If the Company is permitted to commence commercial sales of products, it will face commercial competition with respect to sales, marketing or distribution, areas in which it has no experience. To market any of its products directly, the Company must develop a marketing and sales force with technical expertise and with supporting distribution capability. Alternatively, the Company may obtain the assistance of a pharmaceutical company with a large distribution system and a large direct sales force. There can be no assurance that the Company will be able to establish sales and distribution capabilities or be successful in gaining market acceptance for its proprietary products. To the extent the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful.

     Reliance on Qualified and Key Personnel

     The Company is highly dependent on the principal members of its scientific and management staff, the loss of whose services might significantly delay or prevent the achievement of research, development, or business objectives. In addition, the Company relies on consultants and advisors to assist the Company in formulating its research and development strategy. Retaining and attracting qualified scientific and management personnel, consultants and advisors is therefore critical to the Company's success. There can be no assurance that the Company will be able to hire sufficient qualified personnel on a timely basis or retain such personnel. The loss of key management or scientific personnel could adversely affect the Company's business.

     The Company's potential expansion into areas and activities requiring additional expertise, such as clinical trials, governmental approvals, manufacturing and marketing, are expected to place a significant strain on the Company's management, operational and financial resources. These demands are expected to require a substantial increase in management and scientific personnel and the development of additional expertise by existing management personnel. The failure to attract and retain such personnel or to develop such expertise could materially adversely affect prospects for the Company's success.

     Product Liability; Availability of Insurance

     The Company currently has in force general liability insurance, with coverage limits of $3.0 million per incident and $3.0 million in the aggregate annually, and product liability insurance with coverage limits of $1.0 million per incident and $1.0 million in the aggregate annually. The Company's insurance policies provide coverage for product liability and general liability on a claims made basis. These policies are subject to annual renewal. Such insurance may not be available in the future on acceptable terms or at all. There can be no assurance that the Company's insurance coverage will be adequate or that a product liability claim or recall would not materially adversely affect the business or financial condition of the Company.

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

     Environmental Liability

     The Company is subject to federal, state and local laws and regulations governing the use, generation, manufacture, storage, discharge, handling and disposal of certain materials and wastes used in its operations. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations as its research activities are increased, or that the operations, business and future profitability of the Company will not be adversely affected by current or future environmental laws and regulations.

     Concentration of Stock Ownership

     The Company's directors and officers and their affiliates beneficially own approximately 30% of the outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

ITEM 2.  PROPERTIES

     Celtrix leases a 69,000 square foot facility at 3055 Patrick Henry Drive, Santa Clara, California 95054-1815. At present, the Company's manufacturing operations have been designed to address the Company's anticipated needs through the completion of Phase II clinical trials. In the future, the Company will either need to expand these operations or subcontract its manufacturing operations in anticipation of Phase III studies and commercialization. There can be no assurance that the Company will be able to manufacture any of its current or future products on a commercial scale, nor that such products can be manufactured by the Company or any other party at a cost or in quantities to make commercially viable products.


ITEM 3.  LEGAL PROCEEDINGS

     As of the date hereof, there are no legal proceedings pending against or involving Celtrix or its assets that, in the opinion of management, could result in a materially adverse change in the business or financial condition of Celtrix.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth fiscal quarter ended March 31, 1997.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the Nasdaq National Market under the symbol CTRX. The following table represents quarterly information on the high and low closing prices of Celtrix's common stock for the last two fiscal years:

                                                                                    High            Low
                                                                                    ----            ---
Fiscal Year 1997
       First Quarter  .........................................................   $ 3 15/16       $ 2 5/16
       Second Quarter  ........................................................   $ 3 3/8         $ 2
       Third Quarter  .........................................................   $ 2 21/32       $ 1 13/16
       Fourth Quarter  ........................................................   $ 3 7/8         $ 2 1/16

Fiscal Year 1996
       First Quarter  .........................................................   $ 3             $ 1 1/4
       Second Quarter  ........................................................   $ 2 7/8         $ 2
       Third Quarter  .........................................................   $ 2 5/8         $ 1 11/16
       Fourth Quarter  ........................................................   $ 2 7/8         $ 2 3/16

     As of March 31, 1997, there were approximately 1,300 stockholders of record. No cash dividends have been paid to date by the Company on its common stock. Celtrix does not anticipate the payment of dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

                                                             Year Ended March 31,
                                         --------------------------------------------------------------
                                            1997          1996         1995          1994          1993
                                            ----          ----         ----          ----          ----
Total revenues                           $    658      $  1,750      $  2,220      $    858      $    776
Acquired in-process research and
    development and licensing fees             --            --            --            --      $  5,050(1)
Operating loss                           $(13,160)     $(11,334)     $(21,592)     $(18,457)     $(23,773)
Net loss                                 $(12,696)     $ (7,246)     $(20,749)     $(17,760)     $(22,302)
Net loss per share                       $  (0.83)     $  (0.51)     $  (1.57)     $  (1.64)     $  (2.71)
Shares used in per share computation       15,238        14,161        13,255        10,805         8,240
Total assets                             $ 16,956      $ 30,145      $ 35,024      $ 44,089      $ 41,499
Long-term obligations                          --      $    238      $    828      $  1,456      $  2,030
Total stockholders' equity               $ 14,210      $ 26,786      $ 29,436      $ 39,121      $ 35,195


---------------------------
(1) The acquired in-process research and development and licensing fee charges of approximately $5.0 million for the year ended March 31, 1993 resulted from the Genentech, Inc. licensing fee in March 1993 ($4.0 million) and the Baltimore Biotech, Inc. acquisition in September 1992 ($1.0 million).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Celtrix Pharmaceuticals, Inc. is a biopharmaceutical company developing novel therapeutics for the treatment of seriously debilitating, degenerative conditions primarily associated with severe trauma, chronic diseases or aging. The Company's programs are focused on the use of SomatoKine(R), a novel IGF-BP3 complex, for use in regenerating lost muscle, bone and other tissues essential for the patient's health and quality of life. Initial product development programs target acute traumatic injury, such as hip fracture surgery in the elderly, and severe burns. Potential chronic indications include osteoporosis and protein wasting diseases associated with cancer, AIDS and other life-threatening conditions.

       The Company's development focus is on SomatoKine, the recombinant equivalent of the naturally occurring complex formed by the anabolic hormone insulin-like growth factor-I (IGF-I) and its major binding protein, BP3, which shows potential as a therapy for patients suffering from severe physical trauma and serious illness. Research has shown that IGF-I is known to play a major role in diverse biological processes, including muscle and bone formation, and tissue repair. However, IGF-I does not naturally exist in quantity free of its binding proteins, and limitations associated with administering free IGF-I have proven significant. When IGF-I is bound to BP3, as it is in nature, it does not display these acute limitations. Human clinical studies from three Phase I studies in fiscal 1997 have shown that not only does administration of SomatoKine safely deliver IGF-I at substantially higher dosage levels than have ever been feasible before with free IGF-I, elevated levels of SomatoKine also substantially stimulated bone and connective tissue metabolism.

       Based on these positive Phase I results, the Company initiated Phase II clinical feasibility studies in January 1997, using SomatoKine to treat patients recovering from hip fracture surgery. The Company plans to use the results of the feasibility studies to expand into a full Phase II clinical study. SomatoKine also offers potential in the treatment of severe burns; accordingly, a Phase II feasibility study in patients undergoing skin grafts to treat burns is expected to begin in mid-1997. All of these studies will contain measurements of bone and connective tissue metabolism in support of a potential feasibility trial in severe osteoporosis. The Company believes that major opportunities may include the treatment of osteoporosis and wasting conditions associated with cancer and AIDS. Through current and future collaborative agreements, Celtrix plans to pursue these large markets with SomatoKine. Celtrix is currently manufacturing SomatoKine, according to current Good Manufacturing Practices
(GMP) at its Santa Clara, California facility.

       The Company has a license agreement with The Green Cross Corporation ("Green Cross"), a Japanese pharmaceutical company, covering the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan. The Company also has a product development, license and marketing agreement with Genzyme Corporation ("Genzyme") for TGF-beta-2, a potential pharmaceutical based on a naturally occurring compound which appears to play an important role in regulating healthy cell functions. The Company is not currently pursuing an in-house TGF-beta-2 program.

       Celtrix has not earned substantial revenues from product sales and at March 31, 1997 has an accumulated deficit of $104.1 million, which includes non-recurring, non-cash charges of $17.3 million for acquired in-process research and development and licensing fees. The Company expects to incur additional operating losses, which may fluctuate quarter to quarter, for at least the next several years as the Company expands its development activities, including clinical trials and manufacturing.

       The Company's product revenues in the prior years consist primarily of revenues from sales of Vitrogen(R)100 Collagen, a sterile solution of collagen purchased from Collagen Corporation ("Collagen") under a long-term supply agreement. In May 1995, pursuant to a distribution rights and option to purchase agreement, Collagen exercised its option to purchase the Vitrogen business. As a result, no further Vitrogen sales have been recorded. The Company also sells other products for use in research and assay applications. To date, sales of these products, along with Vitrogen, have not been material.

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

RESULTS OF OPERATIONS

       The Company incurred net losses of $12.7 million, $7.2 million, and $20.7 million in 1997, 1996, and 1995, respectively. Net losses per share for these years were $0.83, $0.51, and $1.57, respectively.

       Revenues decreased 63% to $658,000 in 1997 from $1.8 million in 1996 due primarily to proceeds received from Collagen for sale of the Vitrogen business in 1996, receipts from an Orphan Drug Grant, and reimbursement from Genzyme for development work on TGF-beta-2. Revenues decreased 18% in 1996 from $2.2 million in 1995 due primarily to an initial licensing fee received from Green Cross in 1995.

       Operating expenses increased 5% to $13.8 million in 1997 from $13.1 million in 1996 due primarily to costs associated with Phase I human clinical trials and increased manufacturing of SomatoKine for clinical studies. Operating expenses decreased 45% in 1996 from $23.8 million in 1995 due primarily to the Company's restructuring and cost-reduction program implemented in the second half of 1995 when Celtrix discontinued its in-house TGF-beta-2 program for the treatment of ophthalmic conditions as a result of disappointing clinical results.

       Restructuring costs of $2.1 million were charged in 1995 primarily for severance costs relating to the Company's restructuring and reduction in workforce of 65 employees, or approximately 44% of the Company's employees.

       Interest income, net of interest expense, decreased 26% to $464,000 in 1997 from $625,000 in 1996, and decreased 26% in 1996 from $843,000 in 1995. The decreases are due to the lower interest income resulting from lower average cash, cash equivalent and short-term balances, partly offset by lower interest expense. Interest expense was $89,000, $176,000, and $264,000 in 1997, 1996, and
1995, respectively.

       During 1996, the Company sold its equity investment in Metra Biosystems, Inc. ("Metra"), a biomedical company, resulting in a reported gain of $3.5 million.

       At March 31, 1997, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $99.8 million and $3.6 million, respectively, expiring in the years 2006 through 2012. Due to ownership changes as defined by the Internal Revenue Code, the Company's utilization of its net operating loss carryforwards and tax credits is subject to substantial annual limitations. The Company has determined that a valuation allowance for deferred tax assets of $99.8 million and $3.6 million at March 31, 1997 and 1996, respectively, is required to reduce the deferred tax assets to the amount realizable, zero, based upon the Company's earnings history of losses.


LIQUIDITY AND CAPITAL RESOURCES

       Celtrix has funded its activities with proceeds from public and private offerings, advances from Collagen, research and development revenues and licensing fees from collaborative arrangements, lease and debt financing arrangements, proceeds from liquidating its equity investment in Metra, and, to a lesser extent, other revenues and product sales.

       At March 31, 1997, Celtrix's cash, cash equivalents and short-term investments were $5.8 million (including restricted cash of $520,000 related to certain equipment leases) compared to $17.6 million at March 31, 1996. This net decrease of $11.8 million was due primarily to cash outlays consisting of $10.8 million in net cash used in operating activities and $1.0 million used for investing and financing activities. During the third quarter of 1997, the Company was not in compliance with certain financial covenants under its equipment leases due to a lower than required cash and short-term investment balance; as a result, the Company secured a $470,000 Standby Letter of Credit. Under the Letter of Credit agreement, the deposit will be released under certain conditions. As a result of a recent financing, Celtrix is now in compliance with the lease covenants and is in the process of obtaining a release on the Letter of Credit.

       In April 1997, Celtrix completed a private placement of 5,721,876 shares of newly issued shares of common stock at $2.438 per share. For every two shares of stock issued, the Company also issued a three-year warrant to purchase an additional share of Celtrix common stock at $2.682 per share. The warrants are exercisable only if the shares of stock are held for at least one year; Celtrix has the right to call the warrants under certain conditions. The net proceeds to the Company, after fees and expenses, were $13.3 million. The Company believes that its existing capital resources, along with the proceeds from this offering, will be adequate to satisfy its anticipated requirements through the middle of calendar 1998. The Company continues to pursue the possibility of securing additional corporate partner arrangements that are consistent with the Company's product development and commercialization strategies, raising additional capital by means of selling equity or debt securities, and evaluating other options including mergers and acquisitions. The Company's future success may depend, in part, on its relationships with third parties including their willingness to collaborate in the development of any potential products under development, their strategic interest in such products and, eventually, their success in marketing.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III

       Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14(A) (the "Proxy Statement") for its Annual Meeting of Stockholders scheduled to be held on September 9, 1997 and the information included therein is incorporated herein by reference to the extent detailed below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information concerning the Registrant's directors required by this
Item is incorporated by reference to the information under the caption "Election of Directors--Nominees" in the Registrant's Proxy Statement.

       The information concerning the Registrant's executive officers is set forth in "Item 1--Business--Executive Officers of the Company" in this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

       The information required by this Item is incorporated by reference to the information under the captions "Election of Directors--Compensation of Directors," "Compensation of Executive Officers--Summary Compensation Table," and "Compensation of Executive Officers--Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" in the Registrant's Proxy Statement.

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) INDEX TO FINANCIAL STATEMENTS

     The financial statements required by this item are submitted in a separate section beginning on page 29 of this report:
                                                                     Page
                                                                     ----

       Report of Ernst & Young LLP, Independent Auditors ..........   35


       Consolidated Balance Sheets - March 31, 1997 and 1996 ......   36

       Consolidated Statements of Operations
           Years Ended March 31, 1997, 1996 and 1995 ..............   37

       Consolidated Statements of Stockholders' Equity
           Years Ended March 31, 1997, 1996 and 1995 ..............   38

       Consolidated Statements of Cash Flows
           Years Ended March 31, 1997, 1996 and 1995 ..............   39

       Notes to the Consolidated Financial Statements .............   40

(a) (2) FINANCIAL STATEMENT SCHEDULES

      Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a) (3) EXHIBITS

EXHIBIT
NO.          DESCRIPTION

2.1      -    Stock Exchange Agreement dated September 14, 1992, among
              Registrant, Baltimore Biotech, Inc. ("BBI") and holders of outstanding stock of BBI. (6) (10)

3.1      -    Certificate of Incorporation of the Registrant. (4)

3.2      -    Bylaws of the Registrant. (1)

4.1      -    Certificate of Incorporation of the Registrant. (See Exhibit 3.1)

4.2      -    Bylaws of the Registrant. (See Exhibit 3.2)

4.3      -    Warrant of the Registrant dated November 17, 1993 to Warburg,
              Pincus Investors, L.P. (13)

EXHIBIT
NO.          DESCRIPTION

10.1     -    Distribution Agreement dated January 23, 1991, between Collagen
              Corporation and the Registrant. (2)

10.2a    -    Registrant's 1991 Directors' Stock Option Plan. (3)

10.3a    -    Registrant's 1991 Employee Stock Purchase Plan. (3)

10.4a    -    Registrant's 1991 Stock Option Plan. (3)

10.5     -    Agreement by the Registrant to provide services to Collagen
              Corporation dated as of February 1, 1991, between Collagen
              Corporation and the Registrant. (2)

10.6     -    Supply and License Agreement from the Registrant to Collagen
              Corporation effective as of February 1, 1991, between Collagen
              Corporation and the Registrant. (2) (8)

10.7     -    Agreement by Collagen Corporation to provide services to the
              Registrant dated as of February 1, 1991, between Collagen
              Corporation and the Registrant. (2)

10.8     -    Supply and License Agreement from Collagen Corporation to the
              Registrant effective as of February 1, 1991, between Collagen
              Corporation and the Registrant. (2) (8)

10.9     -    Distribution Agency Agreement dated as of February 1, 1991, among the Registrant, Collagen Corporation and the Bank of New York. (2)

10.11    -    Tax Allocation Agreement dated as of February 1, 1991, between
              Collagen Corporation and the Registrant. (2)

10.12    -    Vitrogen(R) Agreement Between Collagen Corporation and the
              Registrant effective as of February 1, 1991. (2) (8)

10.14    -    Joint Venture Agreement dated as of March 26, 1987, between
              Collagen Corporation and Hercules Incorporated. (1)

10.15    -    Letter Agreement dated as of July 21, 1989, by and among
              Collagen Corporation, Hercules Incorporated and Epicor
              Laboratories, Inc. (1)

10.16    -    License Agreement for Wound Healing Composition dated as of April
              15, 1987, between the University of Washington and Collagen
              Corporation. (1)

10.18    -    Form of Indemnification Agreement between the Registrant and each of its executive officers and directors. (1)

10.19    -    Form of Loan and Security Agreement between the Registrant and certain of its employees. (1)

10.20    -    Agreement Between Bristol-Myers Squibb and Collagen Corporation
              dated September 7, 1990. (1)

EXHIBIT
NO.          DESCRIPTION

10.21    -    License Agreement dated as of December 4, 1991, among
              Massachusetts Institute of Technology, Whitehead Institute and the
              Registrant. (4) (9)

10.22    -    License Agreement dated as of June 15, 1990, between the Board of
              Trustees of the Leland Stanford Junior University and BioGrowth,
              Inc. (4)

10.23    -    Lease Agreement dated as of August 1, 1991, between Spieker French
              Foster #249, a California General Partnership, and the Registrant, as amended. (4)

10.24    -    Escrow Agreement dated as of December 12, 1991, among the
              Registrant, BioGrowth, Inc., The Bank of New York, and Larry Brown and James Bennington, M.D., as representatives of and on behalf of the BioGrowth, Inc. Shareholders. (4)

10.25    -    Form of Non-Competition Agreement between the Registrant and each of Edward O. Lanphier II, Andreas Sommer, Christopher Maack and E.
              Martin Spencer. (4)

10.26    -    Form of Affiliate's Agreement between the Registrant and each of
              Edward O. Lanphier II, Andreas Sommer and certain other shareholders of BioGrowth, Inc. (4)

10.28    -    Loan and Security Agreement dated as of January 28, 1992, between the Registrant and Andreas Sommer. (4)

10.29    -    Master Lease Agreement Number 10439 between the Registrant and
              Lease Management Service, Inc. (5)

10.30    -    Master Lease Agreement Number 9131 between the Registrant and
              LeasTec Corporation. (6)

10.31    -    Master Lease Agreement dated November 16, 1992, between the
              Registrant and General Electric Capital Corporation. (7)

10.33    -    License Agreement dated April 1, 1993, between the Registrant and
              Genentech, Inc. (11) (12)

10.34    -    Registration Rights Agreement dated April 1, 1993, between the
              Registrant and Genentech, Inc. (12)

10.37    -    Common Stock Purchase Agreement dated June 2, 1993, between the
              Registrant and Certain Purchasers of its Common Stock. (12)

10.38    -    Common Stock and Warrant Purchase Agreement dated October 27,
              1993, between the Registrant and Warburg, Pincus Investors, L.P.
              (14)

10.39    -    Registration Rights Agreement dated November 17, 1993, between the
              Registrant and Warburg, Pincus Investors, L.P. (13)

10.40    -    Common Stock Purchase Agreement dated June 22, 1994, between the
              Registrant and Genzyme Corporation (15)

10.41    -    Registration Rights Agreement dated June 22, 1994, between the
              Registrant and Genzyme Corporation (15)

EXHIBIT
NO.          DESCRIPTION

10.42    -    License and Development Agreement dated June 22, 1994, between the
              Registrant and Genzyme Corporation (15) (16)

10.43    -    License Agreement dated July 5, 1994, between the Registrant and
              The Green Cross Corporation. (17) (18)

10.44    -    Common Stock Purchase Agreement dated September 2, 1994, between the Registrant and Kingsbury Capital Partners, L.P. (19)

10.45    -    Registration Rights Agreement dated September 2, 1994, between the Registrant and Kingsbury Capital Partners, L.P. (19)

10.46    -    Vitrogen Distribution Agreement and Option to Purchase dated
              January 1, 1995, between the Registrant and Collagen Corporation.
              (20) (21)

10.48    -    Separation Agreement and Mutual Release between the Registrant and the employees who participated in the Registrant's reductions-in-force. (22) (23)

10.49    -    Amendment dated September 29, 1995 to Common Stock Purchase
              Agreement dated June 24, 1994, between the Registrant and Genzyme
              Corporation. (24)

10.50    -    Common Stock and Warrant Purchase Agreement dated April 1, 1997, between the Registrant and each of the Selling Stockholders. (25)

10.51    -    Employment Agreement dated January 7, 1997 between the Registrant and Dr. Andreas Sommer.

10.52    -    Management Continuity Agreement dated February 10, 1997 between the Registrant and Mary Anne Ribi.

21       -    Subsidiaries of the Registrant. (4)

23.1     -    Consent of Ernst & Young LLP, Independent Auditors.

24       -    Power of Attorney. (See page 34 of this report.)

27       -    Financial Data Schedule

--------------------

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

(23) Confidential treatment has been granted with respect to portions of this exhibit by order dated June 26, 1995.

(24) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-Q for the quarterly period ended December 31, 1995, filed with the Securities and Exchange Commission on February 12, 1996.

(25) Incorporated by reference to identically numbered exhibits filed with Registrant's Registration Statement on Form S-3 (File No. 333-27263), filed with the Securities and Exchange Commission on May 16, 1997.

(b)   REPORTS ON FORM 8-K

         The Company filed the following report on Form 8-K during the quarter ended March 31, 1997:

              None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           CELTRIX PHARMACEUTICALS, INC.

                                           By:  /s/ ANDREAS SOMMER
                                           -----------------------

                                           Andreas Sommer, Ph.D.
                                           Chief Executive Officer and President

                                           Date:  June 20, 1997
                                           --------------------

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


Signature                        Title                               Date
----------------------------------------------------------------------------------
/s/ANDREAS SOMMER
-----------------------
(Andreas Sommer)                 Chief Executive Officer,            June 20, 1997
                                 President and Director

/s/MARY ANNE RIBI
-----------------------
(Mary Anne Ribi)                 Vice President, Finance             June 20, 1997
                                 and Administration,
                                 Chief Financial Officer
                                 and Assistant Secretary (Principal
                                 Financial and Accounting Officer)

/s/HENRY E. BLAIR
-----------------------
(Henry E. Blair)                 Director                            June 20, 1997

/s/JAMES E. THOMAS
-----------------------
(James E. Thomas)                Chairman of the Board               June 20, 1997

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Celtrix Pharmaceuticals, Inc.


     We have audited the accompanying consolidated balance sheets of Celtrix Pharmaceuticals, Inc. as of March 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celtrix Pharmaceuticals, Inc. at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.



                                                    /s/ ERNST & YOUNG LLP





Palo Alto, California
April 25, 1997

                          CELTRIX PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                March 31,        March 31,
                                                                                  1997             1996
                                                                                ---------        ---------
       ASSETS
          Current assets:
            Cash and cash equivalents                                           $   2,684        $  10,133
            Short-term investments                                                  2,584            7,460
            Restricted cash                                                           520               50
            Receivables and other current assets                                      197              195
                                                                                ---------        ---------
                  Total current assets                                              5,985           17,838

          Property and equipment, at cost:
            Leasehold improvements                                                 11,118           11,065
            Machinery and equipment                                                 8,802            8,657
                                                                                ---------        ---------
                                                                                   19,920           19,722
          Less accumulated depreciation and amortization                          (11,497)          (9,709)
                                                                                ---------        ---------
                                                                                    8,423           10,013

          Intangible and other assets, net of accumulated amortization of
            $678 and $477 at March 31, 1997 and 1996, respectively                  2,548            2,294
                                                                                ---------        ---------
                                                                                $  16,956        $  30,145
                                                                                =========        =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Accounts payable                                                    $     486        $     488
            Accrued compensation                                                      221              208
            Other accrued liabilities                                                 673              605
            Current portion of long-term obligations                                  328              633
                                                                                ---------        ---------
                  Total current liabilities                                         1,708            1,934

          Deferred rent                                                             1,038            1,187
          Long-term obligations                                                        --              238

          Commitments

          Stockholders' equity:
            Preferred stock, $.01 par value, authorized 2,000,000
              shares; none issued and outstanding                                      --               --
            Common stock, $.01 par value, authorized 30,000,000
              shares; 15,263,429 shares and 15,213,992 shares issued
              and outstanding at March 31, 1997 and 1996, respectively                153              152
            Additional paid-in capital                                            118,152          118,052
            Accumulated deficit                                                  (104,095)         (91,418)
                                                                                ---------        ---------
            Total stockholders' equity                                             14,210           26,786
                                                                                ---------        ---------
                                                                                $  16,956        $  30,145
                                                                                =========        =========

See accompanying notes to consolidated financial statements.

                          CELTRIX PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Year Ended March 31,
                                         ------------------------------------
                                           1997          1996          1995
                                         --------      --------      --------
Revenues:
    Product sales                        $     31      $     99      $    296
    Related party                              --           420            60
    Licensing revenues and other              627         1,231         1,844
                                         --------      --------      --------
                                              658         1,750         2,200

Costs and expenses:
    Cost of sales                               5            31           134
    Research and development               11,999        10,990        18,091
    General and administrative              1,814         2,063         3,459
    Restructuring costs                        --            --         2,108
                                         --------      --------      --------
                                           13,818        13,084        23,792
                                         --------      --------      --------

Operating loss                            (13,160)      (11,334)      (21,592)

Interest income, net                          464           625           843

Gain on sale of investment in Metra
    Biosystems, Inc.                           --         3,463            --
                                         --------      --------      --------

Net loss                                 $(12,696)     $ (7,246)     $(20,749)
                                         ========      ========      ========



Net loss per share                       $  (0.83)     $  (0.51)     $  (1.57)
                                         ========      ========      ========


Shares used in per share computation       15,238        14,161        13,255
                                         ========      ========      ========


See accompanying notes to consolidated financial statements.

                          CELTRIX PHARMACEUTICALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               Additional                     Total
                                                  Common        Paid-in     Accumulated   Stockholders'
                                                   Stock        Capital       Deficit         Equity
                                                 ---------     ----------   -----------   -------------
Balance at March 31, 1994                        $     120     $ 102,612     $ (63,611)     $  39,121

Issuance of 1,550,388 shares of common
   stock to Genzyme Corporation                         16         9,875            --          9,891
Issuance of 156,000 shares of common
   stock to Kingsbury Capital Partners, L.P.             1           991            --            992
Issuance of 5,890 shares of common stock
   upon exercise of stock options                       --            33            --             33
Issuance of 50,000 shares of common stock
   under the Employee Stock Purchase Plan               --           111            --            111
Unrealized gain on available-for-sale
   securities                                           --            --            37             37
Net loss                                                --            --       (20,749)       (20,749)
                                                 ---------     ---------     ---------      ---------
Balance at March 31, 1995                              137       113,622       (84,323)        29,436

Issuance of 1,472,829 shares of common
   stock to Genzyme Corporation                         15         4,382            --          4,397
Issuance of 21,944 shares of common stock
   under the Employee Stock Purchase Plan               --            48            --             48
Unrealized gain on available-for-sale
   securities                                           --            --           151            151
Net loss                                                --            --        (7,246)        (7,246)
                                                 ---------     ---------     ---------      ---------
Balance at March 31, 1996                              152       118,052       (91,418)        26,786

Issuance of 20,249 shares of common stock
   upon exercise of stock options                       --            51            --             51
Issuance of 29,188 shares of common stock
   under the Employee Stock Purchase Plan                1            49            --             50
Unrealized gain on available-for-sale
   securities                                           --            --            19             19
Net loss                                                --            --       (12,696)       (12,696)
                                                 ---------     ---------     ---------      ---------
Balance at March 31, 1997                        $     153     $ 118,152     $(104,095)     $  14,210
                                                 =========     =========     =========      =========


See accompanying notes to consolidated financial statements.

                          CELTRIX PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                         Year Ended March 31,
                                                                 ------------------------------------
                                                                   1997          1996          1995
                                                                 --------      --------      --------
Cash flows from operating activities:
Net loss                                                         $(12,696)     $ (7,246)     $(20,749)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                    1,840         2,234         2,164
   Gain on sale of investment                                          --        (3,463)           --
   Changes in operating accounts:
      Receivables and other current assets                             (2)          112           235
      Accounts payable, accrued restructuring
       costs, accrued compensation and other
       accrued liabilities                                             79        (1,485)        1,332
                                                                 --------      --------      --------
         Net cash used in operating activities                    (10,779)       (9,848)      (17,018)

Cash flows from investing activities:
   Sales and maturities of available-for-sale
      securities                                                   35,210        34,544        25,050
   Purchase of available-for-sale securities                      (30,315)      (24,940)      (14,578)
   Increase (decrease) in restricted cash                            (470)          948            --
   Capital expenditures                                              (198)           (8)       (2,184)
   Increase in intangible and other assets                           (455)         (192)         (302)
                                                                 --------      --------      --------
         Net cash provided by (used in) investing
         activities                                                 3,772        10,352         7,986

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                        101         4,445        11,027
   Proceeds from lease and debt transactions                           --            --           985
   Principal payments under long-term obligations                    (543)         (596)         (563)
                                                                 --------      --------      --------
         Net cash provided by financing activities                   (442)        3,849        11,449

Net increase (decrease) in cash and cash equivalents               (7,449)        4,353         2,417
Cash and cash equivalents at beginning of year                     10,133         5,780         3,363
                                                                 --------      --------      --------
Cash and cash equivalents at end of year                         $  2,684      $ 10,133      $  5,780
                                                                 ========      ========      ========

Supplemental disclosure:
   Interest paid                                                 $     89      $    176      $    264
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

       The consolidated financial statements include the accounts of Celtrix and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

       Net Loss Per Share

       Net loss per share is calculated using the weighted-average number of common shares outstanding. Common equivalent shares from stock options and warrants are excluded from the calculation as their effect is antidilutive.

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted on December 31, 1997. Although SFAS 128 will simplify the current earnings per share ("EPS") calculation by excluding common stock equivalents from the computation of basic EPS, adoption of SFAS 128 will have no impact on the Company's computation of net loss per share in the periods ended March 31, 1997 and 1996, or in previously disclosed periods as common stock equivalents have been excluded due to their antidilutive effect.

       Reclassifications

       Certain reclassifications have been made to prior year financial statements to conform with the 1997 presentation.

2.     INVESTMENT SECURITIES

       The following is a summary of available-for-sale securities at March 31, 1997 and 1996 (in thousands). Gross unrealized gains were immaterial for the two years.

                                                       1997                                  1996
                                         -------------------------------       -------------------------------
                                                        Net     Estimated                     Net     Estimated
                                                    Unrealized    Fair                    Unrealized     Fair
                                           Cost        Gains      Value           Cost       Gains      Value
                                         -------------------------------       -------------------------------
U.S. treasury securities and
    obligations of U.S. government
    agencies                             $  3,381    $     (1)  $  3,380       $ 15,021    $    (18)  $ 15,003
U.S. corporate securities                      --          --         --          1,021          (2)     1,019
                                         -------------------------------       -------------------------------
                                         $  3,381    $     (1)  $  3,380       $ 16,042    $    (20)  $ 16,022
                                         ===============================       ===============================


Classified as:
    Cash equivalents                     $    796    $     --   $    796       $  8,564    $     (2)  $  8,562
    Short-term investments                  2,585          (1)     2,584          7,478         (18)     7,460
                                         -------------------------------       -------------------------------
                                         $  3,381    $     (1)  $  3,380       $ 16,042    $    (20)  $ 16,022
                                         ===============================       ===============================


During fiscal year 1997, sales of available-for-sale debt securities amounted to $1,985,000, resulting in $8,000 of gross realized gains. During fiscal year 1996, sales of available-for-sale debt securities amounted to $3,832,000, resulting in $20,000 of gross realized gains. At March 31, 1997, by contractual maturity, all of the available-for sale securities are due in one year or less.

3.     INTANGIBLE AND OTHER ASSETS

       Intangible and other assets consist primarily of patents and employee receivables. Amounts due from employees as of March 31, 1997 and 1996 of $167,000 and $164,000, respectively, consist primarily of secured promissory notes that bear interest between five and seven percent and have terms of up to nine years. Principal and interest are due and payable upon maturity.

4.     DEBT AND COMMITMENTS

       The Company is obligated under capital leases and debt arrangements for certain equipment and leasehold improvements with a carrying value of $385,000, net of $2,737,000 accumulated amortization at March 31, 1997, and $485,000, net of $2,469,000 accumulated amortization at March 31, 1996. Amortization expense for leased assets is included in depreciation and amortization expense. These obligations bear interest ranging from ten to fifteen percent, have up to five year terms, and contain various buy-out options at the term expiration, including purchasing the assets at fair market value. Under the obligations, the Company is required to meet various financial covenants. Due to lower than required cash and short-term investment balances during third quarter of 1997, the Company had to secure a Standby Letter of Credit in the amount of $470,000 representing remaining lease payments. Under the Letter of Credit agreement, this requirement will be released upon satisfaction of the lease covenants.
As a result of a private placement in April 1997 (see Note 11), Celtrix is in the process of obtaining a release on the Letter of Credit.

       Future minimum payments under capital leases and debt arrangements total $309,000 (including $18,000 in interest) and $37,000, respectively, due in 1998.

       The Company leases its office, laboratory and manufacturing facility under a noncancelable operating lease which expires in the year 2004 and contains several option periods to extend the lease up to an additional 18 years. Payments are adjusted based on changes in the Consumer Price Index ("CPI"), under the terms of the facility lease agreement. Deferred rent reflects the landlord's funding of certain leasehold improvements prior to lease commencement and is amortized over the lease term to offset rent expense. The Company also leases certain equipment under noncancelable operating leases. Rent expense was $1.2 million, $1.2 million, and $2.1 million for the years ended March 31, 1997, 1996, and 1995 respectively.

       Future minimum lease payments under operating leases at March 31, 1997 (exclusive of potential CPI adjustments) are as follows (in thousands):

                                                           Operating
                                                            Leases
                                                           ---------
           1998                                            $ 1,283
           1999                                              1,122
           2000                                                968
           2001                                                968
           2002                                                968
           Thereafter                                        1,938
                                                           -------
           Total minimum lease payments                    $ 7,247
                                                           =======

5.     INCENTIVE AND BENEFIT PLANS

       Under Celtrix's 1991 Stock Option Plan and the 1991 Directors' Stock Option Plan, 1,500,000 and 200,000 shares of Celtrix's common stock have been reserved for issuance, respectively. The exercise prices under these plans are determined by the Board of Directors or its committee and may not be less than 100% of the fair market value of Celtrix's common stock at the time of grant. The options expire ten years from the date of grant, unless otherwise provided in the option agreement. The options generally become vested and exercisable over four years.

       The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

       Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.55% and 5.87%; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of .733; and an expected life of the options of 5 years.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       Under Celtrix's 1991 Employee Stock Purchase Plan, of which 250,000 shares of common stock have been reserved for issuance, employees have an opportunity to purchase common stock of Celtrix at 85% of the fair market value at the beginning or end of each 12 month offering period, whichever is lower. The first offering period commenced January 1, 1994. As of March 31, 1997, 101,132 shares of common stock have been issued to company employees. The fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.66% and 5.09%; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of .733; and an expected life of the options of 1 year.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for net loss per share information):

                                                1997          1996
                                                ----          ----
        Pro forma net loss                    $(12,929)     $(7,342)
        Pro forma net loss per share          $  (0.85)     $ (0.52)

       The weighted-average fair value of options granted during 1997 and 1996 was $1.47 and $1.55, respectively. Because SFAS 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until fiscal 1999.

       A summary of the Company's stock option activity, which includes the 1991 Stock Option Plan and the 1991 Directors' Stock Option Plan, for the years ended March 31 follows:

                                                                     Outstanding Options
                                                          ------------------------------------------
                                          Shares                                             Weighted-
                                         Available         Number of          Price           Average
                                         For Grant          Shares           Per Share     Exercise Price
                                         ---------        ----------        ------------   --------------
        Balance at March 31, 1994          591,539         1,102,426        $5.50-$11.50       $8.21
        Options granted                   (949,667)          949,667         $2.50-$9.50       $3.67
        Options exercised                       --            (5,890)       $       5.50       $5.50
        Options canceled                 1,145,715        (1,145,715)       $2.50-$10.50       $7.88
                                         ---------        ----------        ------------       -----
        Balance at March 31, 1995          787,587           900,488        $2.50-$11.50       $3.87
        Options granted                   (640,699)          640,699         $1.25-$2.63       $2.39
        Options canceled                   506,447          (506,447)        $2.50-$9.50       $3.90
                                         ---------        ----------        ------------       -----
        Balance at March 31, 1996          653,335         1,034,740        $1.25-$11.50       $2.94
        Options granted                   (137,116)          137,116         $1.94-$3.94       $2,45
        Options exercised                       --           (20,249)        $1.31-$2.63       $2.52
        Options canceled                   191,249          (191,249)        $1.31-$9.50       $4.30
                                         ---------        ----------        ------------       -----
        Balance at March 31, 1997          707,468           960,358        $1.25-$11.50       $2.94
                                         =========        ==========        ============       =====

       The following table summarizes information concerning outstanding options at March 31, 1997:

                                          Options Outstanding                       Options Exercisable
                                -----------------------------------------       ----------------------------
                                                  Weighted-      Weighted-                          Weighted-
                                                   Average        Average                            Average
                                  Options         Remaining      Exercise        Options             Exercise
Range of Exercise Price         Outstanding    Contractual Life    Price        Exercisable           Price
-----------------------         ------------------------------------------      -----------------------------
$1.25 - $2.50                    446,258             8.2           $2.19          265,050             $2.28
$2.63 - $3.94                    508,850             8.5           $2.71          190,360             $2.75
$5.50 - $11.50                     5,250             5.4           $7.71            5,015             $7.77
                                 -------                                          -------
                                 960,358                                          460,425
                                 =======                                          =======

       Under Celtrix's 1991 retirement savings plan ("401(k) Plan"), employees may elect to defer up to 16% of their total compensation, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. There were no employer contributions to the plan as of March 31, 1997.

6.     RELATED PARTY TRANSACTIONS

       In February 1991, pursuant to the distribution of Celtrix common stock by Collagen, Celtrix entered into various agreements with Collagen, including supply and license agreements (up to 20-year terms), and a Vitrogen(R) 100 Collagen manufacturing agreement (up to 15-year term). Any materials supplied are provided at prices equal to a multiple of fully burdened manufacturing costs. In January 1995, Celtrix entered into a separate agreement with Collagen under which Collagen was granted distribution rights and an option to purchase the Vitrogen business; Collagen exercised the purchase option for $400,000 in May 1995. These revenues are reported as related party revenues in 1995 and 1996.

7.     LICENSE AND COLLABORATIVE ARRANGEMENTS

       In July 1994, Celtrix entered into a license agreement with The Green Cross Corporation ("Green Cross"), a Japanese pharmaceutical company, covering the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan. Under the terms of the agreement, Green Cross is responsible for all related research, development and marketing, as well as manufacturing the product to support its preclinical, clinical and commercial needs in Japan. Celtrix receives licensing fees and additionally, could receive milestone payments upon reaching specific product development activities and royalties on product sales. In addition, Celtrix has full rights outside of Japan to SomatoKine and also to related know-how and technology developed by Green Cross such as product formulation, manufacturing scale-up and osteoporosis clinical study design and data.

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

8.     GAIN ON SALE OF INVESTMENT IN METRA BIOSYSTEMS, INC.

       In 1996, Celtrix liquidated an equity investment, held since 1990, in Metra Biosystems, Inc. ("Metra"), a biomedical company. The $3.5 million gain on investment was the result of the Company's sale of 231,480 shares of Metra common stock.

9.     RESTRUCTURING COSTS

       During 1995, the Company canceled its ophthalmic program, restructured, and reduced its work force by 65 employees (approximately 44%) from all job levels. Consequently, in 1995, the Company expensed $1.4 million for severance costs and $682,000 for equipment leases and a purchase commitment related to the ophthalmic program. In 1996, the Company paid $1.2 million in restructuring costs.

10.    INCOME TAXES

       At March 31, 1997, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $99.8 million and $3.6 million, respectively, expiring in the years 2006 through 2012. The federal net operating loss carryforward differs from the accumulated deficit principally due to (i) the nondeductibility for tax purposes of the charges for in-process research and development resulting from the BioGrowth, Inc. merger and the Baltimore Biotech, Inc. acquisition, and (ii) timing difference in the recognition of certain revenue and expense items for financial and federal tax reporting purposes (primarily certain expenses not currently deductible). Approximately $8.0 million of the total federal net operating losses are available only to offset future consolidated taxable income to the extent contributed by the Company's wholly owned subsidiary, BioGrowth Inc.

       Utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986.

       Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of March 31 are as follows (in thousands):

       Deferred tax assets:                                           1997            1996
                                                                    --------        --------
         Net operating loss carryforwards                           $ 35,100        $ 29,800
         Research credits                                              4,800           4,300
         Acquired intangibles                                             --           1,000
         Research expenses capitalized for tax purposes                3,700           2,200
         Other-net                                                    (2,600)         (1,500)
                                                                    --------        --------
         Net deferred tax assets                                      41,000          35,800
         Valuation allowance for deferred tax assets                 (41,000)        (35,800)
                                                                    --------        --------

       Total deferred tax assets                                    $     --        $     --
                                                                    ========        ========

         The valuation allowance increased by $5.2 million, $2.9 million, and $8.2 million during the years ended March 31, 1997, 1996 and 1995, respectively.

11.      SUBSEQUENT EVENTS

       In April 1997, the Company completed a private placement of 5,721,876 shares of newly issued shares of common stock at $2.438 per share. For every two shares of stock issued, the Company also issued a three-year warrant to purchase an additional share of Celtrix common stock at $2.68 per share. The warrants are exercisable only if the shares of stock are held for at least one year; Celtrix has the right to call the warrants under certain conditions. The net proceeds to the Company, after fees and expenses, were $13.3 million.

         The following unaudited pro forma financial data gives effect as of March 31, 1997 to the private placement described above:

                                                                               Actual          Pro-Forma
                                                                               Balance           Balance
                                                                               -------         ---------
         Cash, cash equivalents and short-term investments (1)                 $ 5,788           $19,088
         Working capital                                                       $ 4,277           $17,577
         Stockholders' equity                                                  $14,210           $27,510

         (1)including restricted cash

                              INDEX TO EXHIBITS


EXHIBIT
NO.          DESCRIPTION


10.51    -    Employment Agreement dated January 7, 1997 between the Registrant and Dr. Andreas Sommer.

10.52    -    Management Continuity Agreement dated February 10, 1997 between the Registrant and Mary Anne Ribi.


23.1     -    Consent of Ernst & Young LLP, Independent Auditors.

24       -    Power of Attorney. (See page 34 of this report.)

27       -    Financial Data Schedule