Form 10-Q
period 1997-06-30
CELTRIX PHARMACEUTICALS INC
filed 1997-08-08
CIK 871395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended June 30, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from ___________ to ___________ .


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

                               Yes  [X]    No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 31, 1997, the Registrant had outstanding 20,985,305 shares of Common Stock.

                          CELTRIX PHARMACEUTICALS, INC.
                                      INDEX

                                                                                                Page No.
                                                                                                --------
PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 1997
           and March 31, 1997..................................................................     3

         Condensed Consolidated Statements of Operations for the three-
           month periods ended June 30, 1997 and 1996..........................................     4

         Condensed Consolidated Statements of Cash Flows for the three-
           month periods ended June 30, 1997 and 1996..........................................     5

         Notes to Condensed Consolidated Financial Statements..................................     6

Item 2:  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................................     8

PART II. OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K......................................................     12

SIGNATURES ....................................................................................     13

                          PART I. FINANCIAL INFORMATION

                            CELTRIX PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except share and per share data)



                                                              June 30,           March 31,
                                                                1997               1997
                                                            -----------          ---------
                                                            (unaudited)
Assets
  Current assets:
    Cash and cash equivalents                                  $3,298               $2,734
    Short-term investments                                     13,426                3,054
    Receivables and other current assets                          184                  197
                                                              -------              -------
      Total current assets                                     16,908                5,985

  Property and equipment, net                                   8,023                8,423
  Intangible and other assets, net                              2,603                2,548
                                                              -------              -------
                                                              $27,534              $16,956
                                                              =======              =======

Liabilities and Stockholders' Equity
  Current liabilities:
    Accounts payable                                             $532                 $486
    Accrued compensation and other accrued liabilities            798                  894
    Short-term debt and lease obligations                         209                  328
                                                              -------              -------
      Total current liabilities                                 1,539                1,708

  Deferred rent                                                 1,001                1,038

  Stockholders' equity:
    Preferred stock                                                --                   --
    Common stock                                                  210                  153
    Additional paid-in capital                                131,447              118,152
    Accumulated deficit                                      (106,663)            (104,095)
                                                              -------              -------
      Total stockholders' equity                               24,994               14,210
                                                              -------              -------
                                                              $27,534              $16,956
                                                              =======              =======


See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)


                                              Three Months Ended
                                                   June 30,
                                           ------------------------
                                             1997            1996
                                           --------        --------

Revenues                                   $     24        $     42
                                           --------        --------
                                                 24              42
Costs and expenses:

  Research and development                    3,005           2,703
  General and administrative                    548             445
                                           --------        --------
                                              3,553           3,148

                                           --------        --------
Operating loss                               (3,529)         (3,106)

Interest income, net                            224             163

Gain on sale of investment in
          Prograft Medical, Inc.                737              --
                                           --------        --------
Net loss                                   $ (2,568)       $ (2,943)
                                           ========        ========

Net loss per share                         $  (0.12)       $  (0.19)
                                           ========        ========

Shares used in per share computation         20,985          15,220
                                           ========        ========


See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                (In thousands)
                                 (Unaudited)



                                                                         Three Months Ended
                                                                              June 30,
                                                                       1997            1996
                                                                     --------        --------
Cash flows from operating activities:
    Net loss                                                         $ (2,568)       $ (2,943)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Gain on sale of investment in Prograft Medical, Inc.              (737)           --
       Depreciation and amortization                                      444             534
       Other adjustments related to changes in operating
          accounts                                                        (37)            (27)
                                                                     --------        --------
           Net cash used in operating activities                       (2,898)         (2,436)

Cash flows from investing activities:
    Increase in available-for-sale securities                          (9,635)         (2,547)
    Capital expenditures                                                  (19)           (217)
    Increase in intangible and other assets                              (117)           (182)
                                                                     --------        --------
           Net cash used in investing activities                       (9,771)         (2,946)

Cash flows from financing activities:
    Proceeds from issuance of common stock, net                        13,352              35
    Principal payments under lease obligations                           (119)           (153)
                                                                     --------        --------
           Net cash provided by (used in) financing activities         13,233            (118)

                                                                     --------        --------
Net increase (decrease) in cash and cash equivalents                      564          (5,500)
Cash and cash equivalents at beginning of period                        2,734          10,183
                                                                     --------        --------
Cash and cash equivalents at end of period                           $  3,298        $  4,683
                                                                     ========        ========


See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Condensed Consolidated Interim Financial Statements

         The condensed consolidated balance sheet as of June 30, 1997 and the condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary to present fairly the Company's financial position, results of its operations and its cash flows. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 1997 in the Company's 1997 Annual Report to Stockholders.

         Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

2.       Stockholders' Equity

         In April 1997, the Company completed a private placement of 5,721,876 shares of newly issued shares of common stock at $2.438 per share. For every two shares of stock issued, the Company also issued a three-year warrant to purchase an additional share of Celtrix common stock at $2.682 per share. These warrants are exercisable only if the shares of stock are held for at least one year, and Celtrix has the right to call the warrants under certain conditions. The net proceeds to the Company, after fees and expenses, were $13.3 million.

3.       Net Loss Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted on December 31, 1997. Although SFAS 128 will simplify the current earnings per share ("EPS") calculation by excluding common stock equivalents from the computation of basic EPS, adoption of SFAS 128 will have no impact on the Company's computation of net loss per share in the periods ended June 30, 1997 and 1996, or in previously disclosed periods as common stock equivalents have been excluded due to their antidilutive effect.

4.       Gain on Sale of Investment in Prograft Medical, Inc.

         The $737,000 gain on investment reported in the quarter ended June 30, 1997 was the result of the sale of 43,750 shares of Prograft Medical, Inc. preferred stock, held by the Company since 1993.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the financial statements and notes thereto in the Company's 1997 Annual Report to Stockholders.

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

         In January 1997, the Company initiated a Phase II clinical feasibility study, using SomatoKine to treat patients recovering from hip fracture surgery. Studies have shown that blood levels of IGF-I drop significantly following hip fracture surgery and patients begin losing lean body and bone mass rapidly. This study will investigate the ability of short-term treatment with SomatoKine to prevent muscle loss, build muscle and bone mass, restore mobility, and increase the patient's functional independence. The Company plans to use the results from this feasibility study to expand into a full Phase II clinical study planned for early 1998. Additionally, in July 1997, the Company initiated a Phase II feasibility study for the systemic treatment of severe burns. Studies have shown that patients with severe burns typically suffer from destructive metabolic processes (catabolism). SomatoKine offers potential short-term treatment by stimulating healthy metabolic processes (anabolism) that may speed tissue repair. This study will evaluate patients through two graft cycles with the primary endpoint being faster healing of the donor graft site which could shorten the length of hospitalization. Results from this study will guide the design of future burn studies. Both the hip fracture surgery and severe burns studies will contain measurements of bone and connective tissue metabolism which will be used to support a potential severe osteoporosis Phase II feasibility trial in calendar 1998/99. Celtrix is currently manufacturing SomatoKine according to current Good Manufacturing Practices (GMP) at its Santa Clara, California facility.

         The Company has a license agreement with The Green Cross Corporation, a Japanese pharmaceutical company currently in the process of merging with Yoshitomi Pharmaceutical Industries Ltd., covering the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan. The Company also has a product development, license and marketing agreement with Genzyme Corporation ("Genzyme") for TGF-beta-2, a potential pharmaceutical based on a naturally occurring compound which appears to play an important role in regulating healthy cell functions. The Company is not currently pursuing an in-house TGF-beta-2 program.

         Celtrix has not earned substantial revenues from product sales and at June 30, 1997 has an accumulated deficit of $106.7 million. The Company expects to incur additional operating losses, which may fluctuate quarter to quarter, for at least the next several years as the Company expands its development activities, including clinical trials and manufacturing.

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

RESULTS OF OPERATIONS

         Celtrix incurred a net loss of $2.6 million or $0.12 per share for the quarter ended June 30, 1997, compared to $2.9 million or $0.19 per share for the same period in 1996.

         Revenues decreased to $24,000 for the three-month period ended June 30, 1997 from $42,000 for the same period in 1996 due primarily to Orphan Drug Grant receipts in 1996.

         Operating expenses increased 16% to $3.6 million for the three-month period ended June 30, 1997 from $3.1 million for the same period in 1996, due primarily to additional costs associated with human clinical studies and increased SomatoKine production.

         Interest income, net of $10,000 and $30,000 of interest expense, for the three-month periods ended June 30, 1997 and 1996, respectively, increased 37% to $224,000 for the three-month period ended June 30, 1997 from $163,000 for the same period in 1996. This increase was due primarily to the increase in average cash, cash equivalent and short-term investment balances as a result of a private financing in April 1997.

         The $737,000 gain on investment reported in the quarter ended June 30, 1997 was the result of the sale of 43,750 shares of Prograft Medical, Inc. ("Prograft") preferred stock, held by the Company since 1993.

LIQUIDITY AND CAPITAL RESOURCES

         Celtrix has funded its activities with proceeds from public and private offerings, advances from Collagen, research and development revenues from collaborative arrangements, lease and debt financing arrangements, proceeds from liquidating its equity investments and, to a lesser extent, other revenues and product sales.

         At June 30, 1997, Celtrix's cash, cash equivalents and short-term investments were $16.7 million compared to $5.8 million at March 31, 1997. The net increase of $10.9 million was due primarily to a $13.3 million (net of fees and expenses) private placement in April 1997, a $737,000 realized gain related to the sale of Celtrix's investment in Prograft, partly offset by cash outlays consisting of $2.9 million in net cash used in operating activities and $255,000 used for investing and financing activities.

         The Company believes that its existing capital resources will be adequate to satisfy its anticipated requirements through the middle of calendar year 1998. The Company continues to pursue the possibility of securing corporate partner arrangements that are consistent with the Company's product development and commercialization strategies, raising additional capital by means of selling equity or debt securities and evaluating other options including mergers and acquisitions. The Company's future success may depend, in part, on its relationships with third parties, their willingness to collaborate in the development of any potential products under development, their strategic interest in such products and, eventually, their success in marketing.

         The Company anticipates that it will expend significant capital resources in product research and development, which is typical in the biopharmaceutical industry. Capital resources may also be used for the acquisition of complementary businesses, products or technologies. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the magnitude of these programs, progress with clinical trials, the cost of scaling up manufacturing and establishing facilities, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting, enforcing and defending patent claims, competition in technological and market developments, the establishment of and changes in collaborative relationships and the cost of commercialization activities and arrangements. The Company anticipates that it will be required to raise substantial additional capital over a period of several years in order to continue its research and development programs, including clinical trials, and to prepare for commercialization by expanding manufacturing and marketing capabilities. No assurance can be given that such additional capital will be available on reasonable terms or at all. The unavailability of such financing could delay or prevent the development and marketing of the Company's potential products.

FORWARD-LOOKING STATEMENTS

         The Company notes that certain of the foregoing statements are forward looking within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from the statements made due to a variety of factors including, but not limited to the ability to obtain financing for the Company's working capital, the ability to enroll a sufficient number of patients in feasibility studies as well as future company research, clinical study results, the regulatory approval process, and competitive products and other factors which are described in the Company's documents filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION
                          CELTRIX PHARMACEUTICALS, INC.


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits:

                27.1 Financial Data Schedule


         (b) The Company filed the following reports on Form 8-K during the quarter ended June 30, 1997:

                Report Date:  May 14, 1997
                Item 5.       Other Events

                The Registrant announced its fiscal year-end financial results.

                                ----------------

                Report Date:  May 22, 1997
                Item 5.       Other Events

                The Registrant announced it has received two new patents from the U.S. Patent and Trademark Office.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                 CELTRIX PHARMACEUTICALS, INC. (Registrant)


Date:  August 8, 1997            By: /s/ANDREAS SOMMER
                                 -----------------------------------------
                                 Andreas Sommer, Ph.D.
                                 President and Chief Executive Officer

                               INDEX TO EXHIBITS


EXHIBIT
 NUMBER             EXHIBITS
-------             --------

  27.1              Financial Data Schedule