Form 10-Q
period 1997-09-30
CELTRIX PHARMACEUTICALS INC
filed 1997-11-10
CIK 871395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended September 30, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the transition period from _______________ to ________________.


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

As of October 31, 1997, the Registrant had outstanding 20,985,305 shares of Common Stock.

                          CELTRIX PHARMACEUTICALS, INC.
                                      INDEX


                                                                                     Page No.
                                                                                     --------
PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 1997
           and March 31, 1997 ..................................................           3

         Condensed Consolidated Statements of Operations for the three- and six-
           month periods ended September 30, 1997 and 1996 .....................           4

         Condensed Consolidated Statements of Cash Flows for the six-
           month periods ended September 30, 1997 and 1996 .....................           5

         Notes to Condensed Consolidated Financial Statements ..................           6

Item 2:  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...............................................           8

PART II. OTHER INFORMATION
Item 4:  Submission of Matters to a Vote of Security Holders ...................          13

Item 6:  Exhibits and Reports on Form 8-K ......................................          14

SIGNATURES .....................................................................          15

                          PART I. FINANCIAL INFORMATION

                          CELTRIX PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                              September 30,         March 31,
                                                                   1997               1997
                                                              -------------       -------------
                                                               (unaudited)
Assets
    Current assets:
      Cash and cash equivalents                               $       2,743       $       2,734
      Short-term investments                                         10,631               3,054
      Receivables and other current assets                              364                 197
                                                              -------------       -------------
         Total current assets                                        13,738               5,985

    Property and equipment, net                                       7,688               8,423
    Intangible and other assets, net                                  2,645               2,548
                                                              -------------       -------------
                                                              $      24,071       $      16,956
                                                              =============       =============

Liabilities and Stockholders' Equity
    Current liabilities:
      Accounts payable                                        $         346       $         486
      Accrued compensation and other accrued liabilities                896                 894
      Short-term debt and lease obligations                              97                 328
                                                              -------------       -------------
         Total current liabilities                                    1,339               1,708

    Deferred rent                                                       964               1,038

    Stockholders' equity:
      Preferred stock                                                  --                  --
      Common stock                                                      210                 153
      Additional paid-in capital                                    131,434             118,152
      Accumulated deficit                                          (109,876)           (104,095)
                                                              -------------       -------------
         Total stockholders' equity                                  21,768              14,210
                                                              -------------       -------------
                                                              $      24,071       $      16,956
                                                              =============       =============


See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                             Three Months Ended            Six Months Ended
                                                September 30,                September 30,
                                          -----------------------       -----------------------
                                            1997           1996           1997           1996
                                          --------       --------       --------       --------
Revenues:
    Product sales                         $     33       $     10       $     33       $     10
    Other revenues                              22             27             46             69
                                          --------       --------       --------       --------
                                                55             37             79             79

Costs and expenses:
    Cost of sales                                1              2              1              2
    Research and development                 3,060          3,201          6,065          5,904
    General and administrative                 399            441            947            886
                                          --------       --------       --------       --------
                                             3,460          3,644          7,013          6,792

                                          --------       --------       --------       --------
Operating loss                              (3,405)        (3,607)        (6,934)        (6,713)

Interest income, net                           192            135            416            298

Gain on sale of investment in
            Prograft Medical, Inc.            --             --              737           --

                                          --------       --------       --------       --------
Net loss                                  $ (3,213)      $ (3,472)      $ (5,781)      $ (6,415)
                                          ========       ========       ========       ========


Net loss per share                        $  (0.15)      $  (0.23)      $  (0.28)      $  (0.42)
                                          ========       ========       ========       ========

Shares used in per share computation        20,985         15,234         20,985         15,234
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

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)
                                   (Unaudited)


                                                                     Six Months Ended
                                                                       September 30,
                                                                  -----------------------
                                                                    1997           1996
                                                                  --------       --------
Cash flows from operating activities:
   Net loss                                                       $ (5,781)      $ (6,415)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Gain on sale of investment in Prograft Medical, Inc.             (737)          --
     Depreciation and amortization                                     868          1,039
     Other adjustments related to changes in operating
       accounts                                                       (305)          (121)
                                                                  --------       --------
         Net cash used in operating activities                      (5,955)        (5,497)

Cash flows from investing activities:
   Increase in available-for-sale securities                        (6,840)        (2,193)
   Capital expenditures                                                (80)          (228)
   Increase in intangible and other assets                            (224)          (333)
                                                                  --------       --------
         Net cash used in investing activities                      (7,144)        (2,754)

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                      13,339             51
   Principal payments under lease obligations                         (231)          (294)
                                                                  --------       --------
         Net cash provided by (used in) financing activities        13,108           (243)

                                                                  --------       --------
Net increase (decrease) in cash and cash equivalents                     9         (8,494)
Cash and cash equivalents at beginning of period                     2,734         10,183
                                                                  --------       --------
Cash and cash equivalents at end of period                        $  2,743       $  1,689
                                                                  ========       ========


See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Condensed Consolidated Interim Financial Statements

        The condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statements of operations for the three- and six-month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six-month periods ended September 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary to present fairly the Company's financial position, results of its operations and its cash flows. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

        In September 1997, stockholders approved an additional 1.5 million shares for issuance under the 1991 Stock Option Plan.

3.      Net Loss Per Share

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted on December 31, 1997. Although SFAS 128 will simplify the current earnings per share ("EPS") calculation by excluding common stock equivalents from the computation of basic EPS, adoption of SFAS 128 will have no impact on the Company's computation of net loss per share in the periods ended September 30, 1997 and 1996, or in previously disclosed periods as common stock equivalents have been excluded due to their antidilutive effect.

4.      Gain on Sale of Investment in Prograft Medical, Inc.

        The $737,000 gain on investment reported was the result of the sale of 43,750 shares of Prograft Medical, Inc. ("Prograft") preferred stock in June; these shares were held by the Company since 1993.

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

        The Company's development focus is on SomatoKine, a naturally occurring complex formed by the anabolic hormone insulin-like growth factor-I (IGF-I) and its major binding protein, BP3, which shows therapeutic potential for patients suffering from severe physical trauma and serious illness. IGF-I, a key anabolic hormone, is known to play a major role in diverse biological processes, including muscle and bone formation, and tissue repair. However, IGF-I does not naturally exist in quantity free of its binding proteins, and limitations associated with administering free IGF-I therapeutically have proven significant, such as acute insulin effects (e.g. hypoglycemia, hypophosphatemia). When IGF-I is bound to BP3, as it is in nature, it does not display these acute limitations. Results from Phase I studies completed in January 1997 had demonstrated that administration of SomatoKine safely delivers IGF-I at substantially higher dosage levels than have ever been feasible before with free IGF-I, and the elevated levels of SomatoKine also substantially stimulated bone and connective tissue metabolism.

        Phase II clinical feasibility studies are currently progressing in the use of SomatoKine for two treatment indications, hip fracture surgery in the elderly and severe burns. Studies have shown that following hip fracture surgery, blood levels of IGF-I drop significantly and patients begin losing lean body and bone mass rapidly. The hip fracture study will investigate the ability of short-term treatment with SomatoKine to build muscle and bone mass, restore mobility, and increase the patient's functional independence. The Company will use the results from this feasibility study to expand into a full Phase II clinical study planned for early 1998. Additionally, the Company initiated a Phase II feasibility study for the systemic treatment of severe burns. Studies have shown that patients with severe burns typically suffer from destructive metabolic processes (catabolism) which causes severe nutritional inefficiency and retards healing. SomatoKine offers potential short-term treatment by stimulating healthy metabolic processes (anabolism) that may speed tissue repair. The severe burns study will evaluate patients through two graft cycles with the primary endpoint being faster healing of the donor graft site which could shorten the length of hospitalization. Results from this study will guide the design of future burns clinical studies. Both the hip fracture surgery and severe burns studies will contain measurements that will be used to support a potential severe osteoporosis Phase II feasibility trial in calendar 1998/99. Celtrix is currently manufacturing SomatoKine according to current Good Manufacturing Practices (GMP) at its Santa Clara, California facility.

      The Company has a license agreement with The Green Cross Corporation, a Japanese pharmaceutical company that recently merged with Yoshitomi Pharmaceutical Industries Ltd., covering the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan. The Company also has a product development, license and marketing agreement with Genzyme Corporation ("Genzyme") for TGF-beta-2, a potential pharmaceutical based on a naturally occurring compound which appears to play an important role in regulating healthy cell functions. The Company is not currently pursuing an in-house TGF-beta-2 program.

        Celtrix has not earned substantial revenues from product sales and at September 30, 1997 has an accumulated deficit of $109.9 million. The Company expects to incur additional operating losses, which may fluctuate from quarter to quarter, for at least the next several years as the Company expands its development activities, including clinical trials and manufacturing.

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

RESULTS OF OPERATIONS

        Celtrix incurred a net loss of $3.2 million and $5.8 million for the three- and six-months ended September 30, 1997, compared to $3.5 million and $6.4 million for the same periods in 1996. Net loss per share decreased to $0.15 and $0.28 for the three- and six-months ended September 30, 1997, from $0.23 and $0.42 for the same periods in 1996, due primarily to an increase in shares outstanding as a result of the April 1997 private placement.

        Revenues increased to $55,000 for the three-months ended September 30, 1997 from $37,000 for the same period in 1996 due mainly to the sale of material for research purposes. Revenues were $79,000 for both six-month periods ended September 30, 1997 and 1996.

        Operating expenses decreased 5% to $3.5 million for the three-months ended September 30, 1997 from $3.6 million for the same period in 1996 due primarily to timing of expenditures in the clinical area. Operating expenses increased 3% to $7.0 million for the six-months ended September 30, 1997 from $6.8 million for the same period in 1996 due primarily to additional staffing as the Company scales up its drug production for Phase II clinical trial requirements.

        Interest income increased 42% to $192,000 for the three-months ended September 30, 1997 from $135,000 for the same period in 1996, and increased 40% to $416,000 for the six-months ended September 30, 1997 from $298,000 for the same period in 1996. These increases were due primarily to the higher average cash, cash equivalent and short-term investment balances as a result of the April 1997 private placement. Interest expense was $6,000 and $16,000 for the three- and six-months ended September 30, 1997, respectively, and $24,000 and $54,000 for the same periods in 1996, respectively.

        The $737,000 gain on investment reported under six-months ended September 30, 1997 was the result of the sale of 43,750 shares of Prograft preferred stock in June.

LIQUIDITY AND CAPITAL RESOURCES

        Celtrix has funded its activities with proceeds from public and private offerings, advances from Collagen, research and development revenues from collaborative arrangements, lease and debt financing arrangements, proceeds from liquidating its equity investments and, to a lesser extent, other revenues and product sales.

        At September 30, 1997, Celtrix's cash, cash equivalents and short-term investments were $13.4 million compared to $5.8 million at March 31, 1997. The net increase of $7.6 million was due primarily to net proceeds of $13.3 million received through the April 1997 financing, $737,000 in realized gain from the sale of Celtrix's investment in Prograft, partly offset by cash outlays consisting of $5.9 million in net cash used in operating activities and $535,000 used for investing and financing activities.

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

FORWARD-LOOKING STATEMENTS

        The Company notes that certain of the foregoing statements are forward looking within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from the statements made due to a variety of factors including, but not limited to the ability to obtain financing for the Company's working capital, the ability to enroll a sufficient number of patients in clinical feasibility studies, as well as future company research, clinical study results, the regulatory approval process, and competitive products, and other risk factors which are described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

                           PART II. OTHER INFORMATION
                          CELTRIX PHARMACEUTICALS, INC.


Item 4. Submission of Matters to a Vote of Security Holders

        (a) On September 9, 1997, the Registrant held its Annual Meeting of Stockholders.

        (b) All of the Management's nominees for directors were elected at the meeting pursuant to proxies solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The directors were elected as follows:

                                                  For            Against
                                                  ---            -------
           Henry E. Blair                     17,447,863         576,506
           Andreas Sommer, Ph.D.              17,410,255         614,114
           James E. Thomas                    17,399,216         625,153

        There were no broker non-votes as the election was uncontested.

        (c) The stockholders approved an amendment to the Company's 1991 Stock Option Plan, to increase the number of shares of Common Stock reserved for issuance by 1,500,000 shares and to permit nonemployee members of the Company's Board of Directors to be eligible to receive stock option grants under this Plan, with 12,224,263 shares voting in favor, 1,101,682 voting against, and 121,807 shares abstaining. There were 4,576,617 broker non-votes.

        (d) The stockholders also approved the selection of Ernst & Young LLP as independent auditors of the Company for fiscal year ending March 31, 1998, with 17,914,325 shares voting in favor, 67,226 shares voting against, and 42,818 shares abstaining. There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

        27.1   Financial Data Schedule


     (b) The Company filed the following reports on Form 8-K during the quarter ended September 30, 1997:

        Report Date:  July 1, 1997
        Item 5.       Other Events

        The Registrant announced the initiation of a Phase II clinical feasibility study for the systemic treatment of severe burns.

----------

        Report Date:  July 22, 1997
        Item 5.       Other Events

        The Registrant announced its first quarter financial results.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 CELTRIX PHARMACEUTICALS, INC. (Registrant)


Date:  November 10, 1997         By:   /s/ DONALD D. HUFFMAN
                                 -----------------------------------------------
                                 Donald D. Huffman
                                 Vice President, Finance and Administration and
                                 Chief Financial Officer (Duly authorized
                                 principal financial and accounting officer)

                                INDEX TO EXHIBITS

Exhibit
 Number                        Exhibits
--------                       --------
   27.1              Financial Data Schedule