Form 10-Q
period 1997-12-31
CELTRIX PHARMACEUTICALS INC
filed 1998-02-12
CIK 871395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended December 31, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the transition period from___________to___________


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

As of February 6, 1998, the Registrant had outstanding 21,061,053 shares of Common Stock.

                          CELTRIX PHARMACEUTICALS, INC.
                                      INDEX


                                                                                    Page No.
                                                                                    --------
PART I.  FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of December 31, 1997
           and March 31, 1997 ...................................................        3

         Condensed Consolidated Statements of Operations for the three- and nine-
           month periods ended December 31, 1997 and 1996 .......................        4

         Condensed Consolidated Statements of Cash Flows for the nine-
           month periods ended December 31, 1997 and 1996 .......................        5

         Notes to Condensed Consolidated Financial Statements ...................        6

Item 2:  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ................................................        8

PART II. OTHER INFORMATION
Item 6:  Exhibits and Reports on Form 8-K .......................................       13

SIGNATURES ......................................................................       14

                          PART I. FINANCIAL INFORMATION

                          CELTRIX PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                              December 31,      March 31,
                                                                 1997             1997
                                                               ---------        ---------
                                                              (unaudited)
Assets
    Current assets:
      Cash and cash equivalents                                $   1,449        $   2,734
      Short-term investments                                       8,928            3,054
      Receivables and other current assets                           304              197
                                                               ---------        ---------
         Total current assets                                     10,681            5,985

    Property and equipment, net                                    7,388            8,423
    Intangible and other assets, net                               2,615            2,548
                                                               ---------        ---------
                                                               $  20,684        $  16,956
                                                               =========        =========

Liabilities and Stockholders' Equity
    Current liabilities:
      Accounts payable                                         $     404        $     486
      Accrued compensation and other accrued liabilities             950              894
      Short-term debt and lease obligations                           50              328
                                                               ---------        ---------
         Total current liabilities                                 1,404            1,708

    Deferred rent                                                    927            1,038

    Stockholders' equity:
      Preferred stock                                                 --               --
      Common stock                                                   211              153
      Additional paid-in capital                                 131,550          118,152
      Accumulated deficit                                       (113,408)        (104,095)
                                                               ---------        ---------
         Total stockholders' equity                               18,353           14,210
                                                               ---------        ---------
                                                               $  20,684        $  16,956
                                                               =========        =========


See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                              Three Months Ended              Nine Months Ended
                                                  December 31,                  December 31,
                                           ------------------------        ------------------------
                                            1997             1996            1997            1996
                                           --------        --------        --------        --------
Revenues:
    Product sales                          $     16        $     10        $     49        $     20
    Other revenues                               20              19              66              88
                                           --------        --------        --------        --------
                                                 36              29             115             108

Costs and expenses:
    Cost of sales                                --               2               1               4
    Research and development                  3,248           3,084           9,313           8,988
    General and administrative                  468             422           1,415           1,308
                                           --------        --------        --------        --------
                                              3,716           3,508          10,729          10,300

                                           --------        --------        --------        --------
Operating loss                               (3,680)         (3,479)        (10,614)        (10,192)

Interest income, net                            148             101             564             399

Gain on sale of investment in
            Prograft Medical, Inc.               --              --             737              --
                                           --------        --------        --------        --------
Net loss                                   $ (3,532)       $ (3,378)       $ (9,313)       $ (9,793)
                                           ========        ========        ========        ========



Net loss per share                         $  (0.17)       $  (0.22)       $  (0.44)       $  (0.64)
                                           ========        ========        ========        ========



Shares used in per share computation         20,986          15,235          20,986          15,230
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

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)
                                   (Unaudited)


                                                                      Nine Months Ended
                                                                         December 31,
                                                                   ------------------------
                                                                     1997            1996
                                                                   --------        --------
Cash flows from operating activities:
   Net loss                                                        $ (9,313)       $ (9,793)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Gain on sale of investment in Prograft Medical, Inc.              (737)             --
     Depreciation and amortization                                    1,270           1,491
     Other adjustments related to changes in operating
       accounts                                                        (133)           (146)
                                                                   --------        --------
         Net cash used in operating activities                       (8,913)         (8,448)

Cash flows from investing activities:
   (Increase) decrease in available-for-sale securities              (5,137)          2,843
   Capital expenditures                                                (154)           (285)
   Increase in intangible and other assets                             (259)           (377)
                                                                   --------        --------
         Net cash provided by (used in) investing activities         (5,550)          2,181

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                       13,456             101
   Principal payments under lease obligations                          (278)           (419)
                                                                   --------        --------
         Net cash provided by (used in) financing activities         13,178            (318)

                                                                   --------        --------
Net decrease in cash and cash equivalents                            (1,285)         (6,585)
Cash and cash equivalents at beginning of period                      2,734          10,183
                                                                   --------        --------
Cash and cash equivalents at end of period                         $  1,449        $  3,598
                                                                   ========        ========


See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Condensed Consolidated Interim Financial Statements

        The condensed consolidated balance sheet as of December 31, 1997, the condensed consolidated statements of operations for the three- and nine-month periods ended December 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended December 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary to present fairly the Company's financial position, results of its operations and its cash flows. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

2.      Stockholders' Equity

        In April 1997, the Company completed a private placement of 5,721,876 shares of newly issued shares of common stock at $2.438 per share, resulting in net proceeds to the Company of $13.3 million. For every two shares of stock issued, the Company also issued a three-year warrant to purchase an additional share of Celtrix common stock at $2.682 per share exercisable only if the shares of stock are held for at least one year.

        In September 1997, stockholders approved an additional 1.5 million shares for issuance under the 1991 Stock Option Plan.

3.      Net Loss Per Share

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted this fiscal quarter. Although SFAS 128 simplified the current earnings per share ("EPS") calculation by excluding common stock equivalents from the computation of basic EPS, adoption of SFAS 128 has no impact on the Company's computation of net loss per share in the periods ended December 31, 1997 and 1996, or in previously disclosed periods as common stock equivalents have been excluded due to their antidilutive effect.

4.      Gain on Sale of Investment in Prograft Medical, Inc.

        The $737,000 gain on investment reported was the result of the sale of 43,750 shares of Prograft Medical, Inc. ("Prograft") preferred stock in June 1997; these shares were held by the Company since 1993.

5.      License Agreements
        In December 1997, the Company entered into a new license agreement with Genzyme Corporation ("Genzyme") granting Genzyme a worldwide exclusive royalty-bearing license to TGF-beta antibodies, and license and sublicense rights to TGF-beta receptor. Under the terms of the agreement, Genzyme will assume the licensing and royalty obligations of Celtrix related to TGF-beta receptor.

        Additionally, under amended terms to a prior TGF-beta-2 license and development agreement, Genzyme's territorial rights to develop and commercialize TGF-beta-2 have been expanded to include Japan, China, Korea and Taiwan. In exchange, Genzyme released Celtrix from certain service and royalty obligations under the original agreement.

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

OVERVIEW

        Celtrix Pharmaceuticals, Inc. is a biopharmaceutical company developing novel therapeutics for the treatment of seriously debilitating, degenerative conditions primarily associated with severe trauma, chronic diseases or aging. The Company's focus is on regenerating lost muscle, bone and other tissues essential for the patient's health and quality of life. Ongoing product development programs target acute traumatic injury, such as hip fracture surgery in the elderly, and severe burns. Other potential indications include severe osteoporosis and protein wasting diseases associated with cancer, AIDS and other life-threatening conditions.

        The Company's development focus is on SomatoKine, a naturally occurring complex formed by the anabolic hormone insulin-like growth factor-I (IGF-I) and its major binding protein, BP3, which shows therapeutic potential for patients suffering from severe physical trauma and serious illness. IGF-I, a key anabolic hormone, is known to play a major role in diverse biological processes, including muscle and bone formation, and tissue repair. However, IGF-I does not naturally exist in quantity free of its binding proteins, and limitations associated with administering free IGF-I therapeutically have proven significant, such as acute insulin effects (e.g. hypoglycemia, hypophosphatemia). When IGF-I is bound to BP3, as it is in nature, it does not display these acute limitations. Results from earlier Phase I studies provided evidence that administration of SomatoKine safely delivers IGF-I at substantially higher dosage levels than had been feasible before with free IGF-I, and the elevated levels of SomatoKine also appeared to stimulate bone and connective tissue metabolism.

        Currently Phase II clinical feasibility studies are progressing in the use of SomatoKine for hip fracture surgery in the elderly and severe burns. Studies have shown that following hip fracture surgery, blood levels of IGF-I drop significantly and patients begin losing lean body and bone mass rapidly. The hip fracture study will investigate the ability of short-term treatment with SomatoKine to build muscle and bone mass, restore mobility, and increase the patient's functional independence following hip fracture surgery. In the area of severe burns, studies have shown that patients typically suffer from destructive metabolic processes (catabolism) which causes severe nutritional inefficiency and retards healing. SomatoKine offers potential short-term treatment by stimulating healthy metabolic processes (anabolism) that may speed tissue repair. The severe burns study will evaluate patients through two graft cycles with the primary endpoint being faster healing of the donor graft site which could shorten the length of hospitalization. Results from both the hip fracture surgery and severe burns studies will guide the design of future clinical trials, including a potential severe osteoporosis feasibility trial with a corporate partner. Celtrix manufactures SomatoKine according to current Good Manufacturing Practices (GMP) at its Santa Clara, California facility.

      The Company has a license agreement with The Green Cross Corporation, a Japanese pharmaceutical company that recently merged with Yoshitomi Pharmaceutical Industries Ltd., covering the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan. The Company also has a product development, license and marketing agreement with Genzyme Corporation ("Genzyme") for TGF-beta-2, a potential pharmaceutical based on a naturally occurring compound which appears to play an important role in regulating healthy cell functions. In December 1997, under amended terms, the Company granted Genzyme expanded territory rights to TGF-beta-2 to include Japan, China, Korea and Taiwan. Additionally, under a separate license agreement, Genzyme was granted a worldwide royalty- bearing license to TGF-beta antibodies and receptor technology. The Company is not currently pursuing an in-house TGF-beta-2 program.

        Celtrix has not earned substantial revenues from product sales and at December 31, 1997 has an accumulated deficit of $113.4 million. The Company expects to incur additional operating losses, which may fluctuate from quarter to quarter, for at least the next several years as the Company expands its development activities, including clinical trials and manufacturing.

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

RESULTS OF OPERATIONS

        Celtrix incurred a net loss of $3.5 million and $9.3 million for the three- and nine-months ended December 31, 1997, compared to $3.4 million and $9.8 million for the same periods in 1996. Net loss per share decreased to $0.17 and $0.44 for the three- and nine-months ended December 31, 1997, from $0.22 and $0.64 for the same periods in 1996, due primarily to an increase in shares outstanding as a result of the April 1997 private placement.

        Revenues increased to $36,000 and $115,000 for the three- and nine-months ended December 31, 1997 from $29,000 and $108,000 for the same periods in 1996 due mainly to the sale of material for research purposes.

        Operating expenses increased 6% to $3.7 million for the three-months ended December 31, 1997 from $3.5 million for the same period in 1996, and increased 4% to $10.7 million for the nine-months ended December 31, 1997 from $10.3 million for the same period in 1996. The increases were due primarily to increased human clinical testing and the manufacture of SomatoKine.

        Interest income, net of interest expense, increased 47% to $148,000 for the three-months ended December 31, 1997 from $101,000 for the same period in 1996, and increased 41% to $564,000 for the nine-months ended December 31, 1997 from $399,000 for the same period in 1996. These increases were due primarily to the higher average cash, cash equivalent and short-term investment balances as a result of the April 1997 private placement. Interest expense was $7,000 and $24,000 for the three- and nine-months ended December 31, 1997, respectively, and $19,000 and $74,000 for the same periods in 1996, respectively.

        The $737,000 gain on investment reported under nine-months ended December 31, 1997 was the result of the sale of 43,750 shares of Prograft preferred stock in June 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Celtrix has funded its activities with proceeds from public and private offerings, advances from Collagen, research and development revenues from collaborative arrangements, lease and debt financing arrangements, proceeds from liquidating its equity investments and, to a lesser extent, other revenues and product sales.

        At December 31, 1997, Celtrix's cash, cash equivalents and short-term investments were $10.4 million compared to $5.8 million at March 31, 1997. The net increase of $4.6 million was due primarily to net proceeds of $13.5 million received from the issuance of common stock, $737,000 in realized gain from the sale of Celtrix's investment in Prograft, partly offset by cash outlays consisting of $8.9 million in net cash and investments used in operating activities and $691,000 used for investing and financing activities.

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

        The Company anticipates that it will expend significant capital resources in product research and development, which is typical in the biopharmaceutical industry. Capital resources may also be used for the acquisition of complementary businesses, products or technologies. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, progress with clinical trials, the cost of scaling up manufacturing and establishing facilities, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting, enforcing and defending patent claims, competition in technological and market developments, the establishment of and changes in collaborative relationships and the cost of commercialization activities and arrangements. The Company anticipates that it will be required to raise substantial additional capital over a period of several years in order to continue its research and development programs, including clinical trials, and to prepare for commercialization by expanding manufacturing and marketing capabilities. No assurance can be given that such additional capital will be available on reasonable terms or at all. The unavailability of such financing could delay or prevent the development and marketing of the Company's potential products.

FORWARD-LOOKING STATEMENTS

        The Company notes that certain of the foregoing statements are forward looking within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from the statements made due to a variety of factors including, but not limited to the ability to obtain financing for the Company's working capital, the ability to enroll a sufficient number of patients in clinical feasibility studies, as well as future company research, clinical study results, the regulatory approval process, competitive products, and other risk factors which are described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

                           PART II. OTHER INFORMATION
                          CELTRIX PHARMACEUTICALS, INC.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

        10.53 License Agreement dated December 18, 1997, between the Registrant and Genzyme Corporation.(1)

        10.54 Amendment dated December 31, 1997 to License and Development Agreement dated June 24, 1994, betweeen the Registrant and Genzyme Corporation.(1)

        27.1   Financial Data Schedule


     (b) The Company filed the following reports on Form 8-K during the quarter ended December 31, 1997:

        Report Date:  October 23, 1997
        Item 5.       Other Events

        The Registrant announced its second quarter financial results.

--------------

        Report Date:  November 5, 1997
        Item 5.       Other Events

        The Registrant announced the appointment of Donald D. Huffman as Vice President and Chief Financial Officer.

--------------

        Report Date:  November 12, 1997
        Item 5.       Other Events

        The Registrant announced it has received a key patent from the U.S. Patent and Trademark Office for the treatment of osteoporosis and tissue repair.

--------------

        Report Date:  December 2, 1997
        Item 5.       Other Events

        The Registrant announced the appointment of Dr. Barry M. Sherman to the Celtrix Board of Directors.

--------------

(1) Confidential treatment has been requested with respect to portions of these exhibits.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CELTRIX PHARMACEUTICALS, INC. (Registrant)


Date:  February 12, 1998         By:   /s/ DONALD D. HUFFMAN
                                 -------------------------------
                                 Donald D. Huffman
                                 Vice President, Finance and Administration and
                                 Chief Financial Officer (Duly authorized
                                 principal financial and accounting officer)

                          CELTRIX PHARMACEUTICALS, INC.
                                INDEX TO EXHIBITS


10.53 (1) License Agreement dated December 18, 1997, between the Registrant and Genzyme Corporation.

10.54 (1) Amendment dated December 31, 1997 to License and Development Agreement dated June 24, 1994, betweeen the Registrant and Genzyme Corporation.

(1) Confidential treatment has been requested with respect to portions of these exhibits.