Form 10-K405
period 1998-03-31
CELTRIX PHARMACEUTICALS INC
filed 1998-07-14
CIK 871395

                                 UNITED STATES,
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

( X ) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         (Fee required) For the fiscal year ended March 31, 1998         or

(   )    Transition  report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (No fee required)
         For the transition period from               to                 .
                                        -------------      -------------

                         Commission File Number: 0-18976

                          CELTRIX PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                 94-3121462
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

                          Common Stock, $.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       ------    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing price of the Common Stock on June 29, 1998 in the Nasdaq National Market was approximately $22.2 million as of such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 29, 1998, the Registrant had outstanding 21,061,053 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report: the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders scheduled to be held on September 10, 1998.

                                     PART I
ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K, and in particular the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in "Risk Factors" below. In this report, the words "anticipates", "believes", "expects", "future", "plans" and similar expressions identify forward-looking statements.

     Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to a variety of factors including, but not limited to, (i) the ability to enter into collaborative arrangements with corporate partners for osteoporosis, hip fractures, diabetes, and protein wasting conditions, (ii) the efficacy and safety of SomatoKine and other of the Company's products, (iii) results of clinical trials, (iv) the ability to timely enroll patients in the Company's clinical studies, (v) significant unforeseen delays in the regulatory approval process, (vi) complications relating to the use of SomatoKine(R), (vii) competitive products and technology, (viii) the ability to raise additional working capital, and (ix) other risk factors described herein.

     The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

     Celtrix Pharmaceuticals, Inc. ("Celtrix" or the "Company") is a biopharmaceutical company developing novel therapeutics for the treatment of seriously debilitating, degenerative conditions primarily associated with aging, chronic diseases and severe trauma. The Company's focus is on restoring lost tissues and metabolic processes essential for the patient's health and quality of life. Product development programs target severe osteoporosis, including hip fracture surgery in the elderly, diabetes, and acute traumatic injury as in severe burns. Other potential indications include protein wasting diseases associated with cancer, AIDS, advanced kidney failure, and other life-threatening conditions.

     The Company's leading drug candidate is SomatoKine, a naturally occurring complex comprised of the anabolic hormone insulin-like growth factor-I (IGF-I) and its primary binding protein, BP3. IGF-I is known to play a major role in diverse biological processes, including bone and muscle formation, tissue repair, and endocrine regulation. However, IGF-I does not naturally exist in quantity free of its binding proteins, and limitations associated with administering free IGF-I therapeutically have proven significant. When IGF-I is bound to BP3, as it is in nature, it does not display these acute limitations.

     Human clinical study results from three Phase I studies have shown that (1) repeated or continuous administration of SomatoKine safely delivers IGF-I at substantially higher dosage levels than have ever been achievable with free IGF-I, (2) SomatoKine safely increases the peak blood concentration of IGF-I up to 35-times normal levels, and (3) elevated levels of

SomatoKine substantially stimulate bone and connective tissue metabolism, based on measures of metabolic markers in blood and urine of subjects.

     Based on these findings, Celtrix initiated a Phase II clinical feasibility study in January 1997 using SomatoKine to treat severely osteoporotic patients recovering from hip fracture surgery. Studies have shown that blood levels of IGF-I drop significantly following hip fracture surgery. These patients, whose bone mineral density already is reduced, begin rapidly to lose even further bone and lean body mass, leading to impaired recovery and diminished patient independence. Interim results from the Phase II study have suggested that short-term treatment with SomatoKine may help to minimize, or even prevent this loss, sustantially improving patient recovery. Celtrix plans to establish corporate partnership(s) for the continued global development of SomatoKine for severe osteoporosis, including recovery from hip fracture surgery.

     The Company began a Phase II feasibility study in patients with severe burns in July 1997. Studies have shown that patients with severe burns typically have very low IGF-I levels along with major tissue damage which disrupt the biological processes that are essential for efficient and successful healing and protection from burn complications. Preliminary data from the study suggest that SomatoKine has a normalizing effect on protein synthesis and immune function which offers the potential to provide critical protection from serious infection, speed recovery and reduce the patient's hospital stay.

     Celtrix is also evaluating SomatoKine as a potential therapeutic in managing glucose homeostasis in diabetic patients because research by other investigators has demonstrated the importance of IGF-I in hormonal regulation of insulin and growth hormone.

     Furthermore, Celtrix plans to seek corporate collaborations to develop SomatoKine for treatment of protein wasting in patients suffering from cancer, AIDS, advanced kidney failure, and other life-threatening conditions. SomatoKine's anabolic effects offer the potential to preserve and restore muscle strength and mobility important for these patients' survival and quality of life.

     Celtrix manufactures SomatoKine for clinical trials at its Santa Clara, California facility.

     Celtrix has a product development, license and marketing agreement with Genzyme Corporation ("Genzyme") for TGF-beta-2. Genzyme is currently developing TGF-beta-2 for tissue repair and the treatment of systemic indications. Celtrix is not currently pursuing an in-house TGF-beta-2 program.

BACKGROUND: MEDICAL NEED

     Many of the body's physiological functions, such as growth of bone and muscle, tissue healing, immune processes and endocrine functions are controlled by regulatory proteins (growth factors, cytokines, and protein hormones) that bind to specific cells to modulate their function. When the body produces appropriate levels of these proteins and when the target cells respond properly, the body functions normally. When the body encounters adverse situations such as trauma, infection, or chronic disease, the production and regulation of these factors can become unbalanced. Normally, the body has the ability to naturally modulate the production of these regulating proteins to return to a balanced physiological state (homeostasis). However, when the ability to make these changes is lost, it can result in a number of undesirable consequences including, but not limited to, poor nutritional status, an impaired ability to maintain and repair tissues and organs normally, and impaired immune and endocrine functions. Celtrix, alone or in collaboration with others, is developing biopharmaceuticals based on such naturally occurring, regulating proteins.

SOMATOKINE

     SomatoKine is a human recombinant equivalent to the naturally occurring complex formed by insulin-like growth factor-I (IGF-I) and its primary binding protein (BP3). The therapeutic potential of SomatoKine stems from a variety of demonstrated IGF-I bioactivities which include:

         o Bone formation
         o Muscle formation
         o Prevention of muscle degradation
         o Tissue and organ repair
         o Nutrient utilization
         o Hormonal regulation of insulin and growth hormone
         o Immune system stimulation
         o Neurotrophic activity

     The metabolic activities of IGF-I suggest that SomatoKine may provide a safe and effective therapeutic approach to treating debilitating conditions associated with adverse metabolic, immune and hormonal functions. Clinical and preclinical studies have demonstrated that circulating IGF-I levels are lower than normal in a variety of conditions including aging, chronic disease, and severe trauma. Low levels of IGF-I are often associated with destructive metabolic processes (catabolism) causing bone and muscle loss, delay healing, and increase the patient's risk of life-threatening complications and infections. Low levels of IGF-I may also exacerbate immunocompromised and diabetic conditions. The overall development of SomatoKine is aimed at elevating the circulating reservoir of IGF-I thereby overcoming these destructive metabolic processes.

     Once in the bloodstream, the SomatoKine complex attaches to a third naturally occurring protein known as an acid labile subunit, or ALS. The resulting larger complex emulates what is observed in nature, safely storing and transporting IGF-I throughout the patient's body with an extended half life compared to free IGF. The BP3 contains important biological information used by the body in regulating IGF-I bioavailability and biodistribution. In addition, IGF-I can separate from this circulating reservoir and bind to target cells whenever it is needed by the body. Through its specific receptor, IGF-I then stimulates essential metabolic activities important for regeneration of bone and muscle, tissue repair, regulation of blood glucose levels and other critical biological processes.

     Although other biopharmaceutical companies may have development programs involving IGF-I, Celtrix does not believe that any other company is currently developing the IGF-BP3 (SomatoKine) complex. This complex is of key importance because most naturally occurring IGF-I does not circulate in its free form, but is bound to its primary binding protein, BP3. The natural association of the two molecules appears to be of fundamental biological significance.

     Preclinical experimentation, including toxicology studies, indicates that SomatoKine substantially improves IGF-I safety and efficacy. In addition, a variety of biological effects have been demonstrated with SomatoKine that could not be demonstrated upon the administration of IGF-I alone. This is believed to be related to the observation that SomatoKine significantly removes the known dose limitations associated with free (unbound) IGF-I. By removing dosage limitations and improving safety while still providing the benefits of IGF-I, SomatoKine has the potential to serve as a superior IGF-I therapeutic composition for a wide range of applications.

     Realization of the therapeutic potential of IGF-I, although pursued by several companies over the past years, has been hampered by a number of limitations mainly associated with the administration of IGF-I in its free form. As demonstrated in preclinical and clinical studies, SomatoKine given over a range of doses is well tolerated, whereas equivalent doses of IGF-I without BP3 can cause serious side effects, such as hypoglycemia, joint pain and swelling, and parotid discomfort. Human clinical studies with IGF-I, administered without BP3, have shown that IGF-I must be administered in low-dose daily injections in order to avoid acute side effects and this, in turn, may limit the observed clinical efficacy. In contrast, Celtrix's Phase I clinical data suggested that injectable, higher doses of SomatoKine are feasible and provide the benefits of IGF-I without dose-limiting side effects. The higher safety margins of SomatoKine, in combination with potentially less frequent dosing, should make it possible to use SomatoKine to treat a variety of conditions that may be difficult to treat successfully with IGF-I alone.

     Because IGF-BP3 is involved in a wide variety of essential biological processes, Celtrix believes that SomatoKine therapy could have broad range potential. This potential is supported by both preclinical laboratory and animal and clinical studies conducted by Company scientists and other academic collaborations.

PRODUCTS UNDER RESEARCH AND DEVELOPMENT

     The following table summarizes potential products currently under research and development, alone and in collaboration with others.

CELTRIX PRODUCT PORTFOLIO: SOMATOKINE(R)

-------------------------------------------------------------------------------------------------------
                                                                                             PATIENT
INDICATION                 BIOLOGICAL ACTION              STATUS                           POPULATION
                                                                                           (U.S./WORLD)
-------------------------------------------------------------------------------------------------------
Recovery from              Build bone and muscle          Phase II                            300,000/
   Hip Fracture Surgery    Prevent muscle loss            Feasibility Study                  1,700,000

Severe Osteoporosis        Build bone and muscle          Assessing bone and muscle      1,500,000(1)/
                                                          formation in hip fracture          5,000,000
                                                          feasibility study

Severe Burns               Reverse catabolic condition    Phase II                             10,000/
                           Stimulate tissue repair        Feasibility Study                     25,000

Protein Wasting:           Prevent muscle loss            Preclinical                    2,600,000(2)/
   Cancer cachexia,          and build muscle             Also assessing effect              6,000,000
   AIDS, advanced                                           on protein wasting in
   kidney failure, and                                      severe burn feasibility
   other life-threatening                                   study
   conditions

Diabetes                   Improve glycemic control       Feasibility Study             10,300,000(3)/
                           Reduce insulin usage                                             58,000,000

-------------------------------------------------------------------------------------------------------

CORPORATE PARTNER

-------------------------------------------------------------------------------------------------------

INDICATION                 PRODUCT(DELIVERY)              BIOLOGICAL ACTION                  STATUS

-------------------------------------------------------------------------------------------------------

 Dermal Ulcers             TGF-beta-2 in a                Stimulate local tissue repair;     Phase II
(Genzyme Corporation)        collagen matrix                accelerate healing                 Clinical
                             (local)                                                           Trial

-------------------------------------------------------------------------------------------------------



1 Of the estimated 24 million people in the United States with osteoporosis, there are an estimated 1.5 million fractures per year due to osteoporosis.

2 The population of patients suffering from muscle wasting diseases is comprised of the following groups: Protein wasting associated with gastrointestinal surgery/damage/dysfunction - 500,000; AIDS - 350,000; kidney failure - 1 million; chronic pulmonary disease - 250,000.

3       This population size represents the diagnosed cases of diabetes.

CLINICAL DEVELOPMENT

     Recovery from Hip Fracture Surgery

     Celtrix's initial treatment targets have been elderly patients who have undergone hip fracture surgery, a subset of the severe osteoporosis patient population. Each year approximately 300,000 patients in the United States (1.7 million worldwide) undergo hip surgery to repair fractures of the femur that have occurred during falls. Studies have shown that blood levels of IGF-I drop significantly following hip fracture surgery and that these osteoporotic elderly patients begin to rapidly lose even further bone and lean body mass. This loss can prolong patient immobility, further threaten recovery and survival, interfere with quality of life and add to the high cost of hip repair and rehabilitation. Celtrix's goal is to provide SomatoKine as a short-term therapeutic treatment to prevent bone loss, improve muscle function, restore mobility, and increase the patient's functional independence.

     In January 1997, Celtrix initiated a multi-center Phase II clinical feasibility study in osteoporotic elderly women (ages 65-90) who have undergone hip fracture surgery. This study, currently ongoing in Belgium, is evaluating approximately 24 patients (eight patients per dose group), who receive either SomatoKine or placebo over a period of eight weeks. Multiple dosage levels are being tested. End points being evaluated include change in the patient's body composition (bone, lean mass and fat mass), muscle function (measured by grip strength), trends in measures of daily activity (ADL, or activities of daily living scores) and bone metabolism markers.

     Interim results from this Phase II study demonstrate potentially important trend information. Hip fracture patients typically suffer an accelerated loss of hip bone mineral density. In fact, at three months following fracture, the hip bone mineral density of placebo-treated patients had declined approximately 7% from baseline value. Following an initial characteristic loss, SomatoKine-treated patients who were administered drug for eight weeks at 1.0 mg/kg per day, regained a substantial portion of their hip bone mineral density. At the same three-month time point (one month post-treatment), SomatoKine-treated patients showed a hip bone mineral density average decrease of less than 2% from baseline value. Hip bone mineral density is a strong predictor of fracture risk where loss of hip bone mineral density predisposes hip fracture patients to a high risk of refracture; population studies show that a 5% decrease in hip bone mineral density increases the risk of fracture by approximately 25%.

     Initial results also demonstrated that hand grip strength improved approximately 25% from baseline value for patients treated with 1.0 mg/kg dose of SomatoKine, versus approximately 7% for those receiving the placebo. Whether improved grip strength is related to the anabolic effects of SomatoKine on muscle remains to be determined. Preclinical studies, however, suggest SomatoKine has an effect on building lean body mass. Additionally, fat body mass decreased approximately 13% from baseline for SomatoKine treated patients, versus an approximately 7% decrease in placebo treated patients. Increased grip strength and reduced fat body mass may indicate improved functionality and health.

     This Phase II feasibility study was designed to demonstrate trends in parameters which might be most affected by SomatoKine, rather than establish statistical significance. The initial data on hip bone mineral density and fat mass reported here are based on findings from seven (of eight) patients per group. Grip strength data are from five patients per group. Celtrix plans to announce the final results of this Phase II feasibility study in fourth quarter 1998, when final patient follow-up and data analysis are completed.

     Severe Osteoporosis

     Osteoporosis is a chronic, debilitating disorder in which the bones become increasingly porous, brittle and subject to fracture. Severe osteoporosis (defined by the number of patients suffering osteoporotic fractures) affects approximately 1.5 million elderly people in the United States (5 million worldwide). Celtrix believes the findings from the Phase II feasibility study in hip fracture surgery present a strong argument for development of SomatoKine for the short-term treatment of severe osteoporosis. This patient population consists largely of post-menopausal women who already have lost a substantial quantity of bone and are at high risk of fractures of the hip, wrist or spine. In fact, it is estimated that 25% of all women over age 60 will suffer an osteoporosis-related fracture. While estrogens, calcitonins, bisphosphonates and other therapies are prescribed for osteoporosis, these treatments are used primarily to prevent further bone loss rather than to form new bone in this population. A relatively short period of treatment with SomatoKine offers the potential to substantially restore the patient's bone mineral density and form supportive muscle, thus reducing fracture risk and improving the patient's strength and mobility. SomatoKine could provide a much needed therapeutic complement to the existing preventative therapies. Celtrix is actively seeking to establish corporate collaborations for continued global development of SomatoKine for the treatment of severe osteoporosis, including recovery from hip fracture surgery.

     Severe Burns

     Another treatment target is severe burns. Annually, approximately 10,000 people in the United States (25,000 worldwide) suffer from traumatic burns over greater than 20% of their body surface. Very low IGF-I levels, along with major tissue damage, are associated with disruption of biological processes that are essential for efficient and successful healing and protection from burn complications. Furthermore, the length of time spent in a burn trauma center is directly related to the time required to conduct the skin grafting required to heal the burn wound. Research has shown that IGF-I plays a significant role in tissue repair and that IGF-I supplementation can potentially promote the healing process and reduce hospital stay.

     In July 1997, Celtrix initiated a Phase II feasibility trial in severely burned patients, collaborating with leaders in burn care at key burn trauma centers throughout the United States. In addition to their standard burn care, approximately 40 patients, both children and adults, are to receive systemic SomatoKine and/or placebo through two skin graft cycles. The primary endpoint is healing time of the skin donor sites. Celtrix also will evaluate incidence of infection and other complications, length of hospitalization, and a number of parameters important to normalizing key biological processes.

     Results to date show positive trends. Preliminary data provided evidence supporting the use of SomatoKine to attenuate the degradation of muscle tissue (protein wasting) that is associated with severe trauma such as burn injury. In burn patients, the balance between protein synthesis and degradation is shifted towards degradation, leading to muscle and weight loss which in turn leads to delayed wound healing and increases in infectious complications and mortality. Data obtained from the treatment of six severely burned adults with two doses of SomatoKine showed a 34-58% improvement in the balance between protein synthesis and degradation which is a prerequisite for accelerated wound healing and reduced hospital stay.

     Additionally, initial data indicate that SomatoKine may have a positive effect on the immune system of severely burned patients. After severe burn, patients typically experience immune system effects that impair their ability to resist infection (i.e. an adverse shift in cytokines produced by T-cell lymphocytes). However, lymphocytes collected from six severely burned SomatoKine-treated patients (ages 2-18) showed an approximately 280% increase in the production of interleukin-2 and a 25-90% increase in the production of interferon gamma, both vital immune system proteins.

     SomatoKine appears to have a normalizing effect on immune functions and protein synthesis which offers the potential to provide critical protection from serious infection and protein wasting response that occur in severe burn patients. Positive findings from this feasibility study will guide the design of a pivotal Phase II/III clinical study in burn patients in 1999.

     Protein Wasting

     Many critically ill patients suffer from serious protein wasting conditions which contribute to physical weakness and increase their risk of morbidity and mortality. Annually, the total is estimated at 2.6 million people in the United States (6 million worldwide). They include patients with chronic, debilitating conditions such as cancer cachexia, AIDS, and advanced kidney failure, as well as those with acute traumatic injuries, such as severe burns. SomatoKine's anabolic effects offer the potential to preserve and restore muscle strength important to patient survival and quality of life.

     Celtrix is actively seeking to establish corporate partnerships to address these major opportunities. Currently, relevant human data are being assessed from the ongoing clinical trial in burn patients, a patient population subject to severe protein wasting. Additionally, preclinical studies are continuing in collaboration with academic researchers.

     Results from a collaboration demonstrate SomatoKine's potential to effectively prevent loss of both muscle weight and muscle protein in a laboratory model of muscular atrophy (conditions similar to that of a long-term bedridden patient). SomatoKine-treated animals experienced 24% less muscle weight loss and 37% less muscle protein loss compared to untreated animals. More importantly, recent preliminary results from the ongoing severe burns trial provided encouraging human data which demonstrated an improvement in the balance between protein synthesis and degradation in six SomotoKine-treated severely burned adults. This finding demonstrates efficacy for SomotoKine to treat serious medical conditions associated with muscle and weight loss, and provides further evidence supporting the use of SomatoKine to potentially treat wasting diseases associated with cancer cachexia, AIDS and advance kidney failure.

     Diabetes

     Diabetes is typically characterized by the inadequate production or utilization of insulin, a vital hormone needed by the body for normal control of blood glucose levels. It afflicts over 5% of the populations of Europe, Japan and North America. In the United States alone, an estimated 10.3 million people have been diagnosed with diabetes. The endocrine activities of IGF-I suggest that SomatoKine may provide an effective therapeutic approach to treating diabetes patients. A number of clinical studies conducted by other researchers have shown that administration of free IGF-I can significantly increase insulin sensitivity and glucose tolerance in patients with diabetes, and IGF-I treatment substantially reduced the requirement for injected insulin and improved glycemic control. In a number of studies, the use of free IGF-I, however, without its primary binding protein, resulted in substantial side effects that limited the therapeutic value of the molecule.

     Celtrix will evaluate whether the SomatoKine complex will provide similar beneficial therapeutic effects on glycemic control as free IGF-I without its limiting side effects. The Company initiated a Phase II feasibility study in July 1998 to treat patients with Type I diabetes. These patients typically produce little or no insulin of their own, and although they require frequent insulin injections, their tissue may become resistant to insulin over time.

They also have low blood levels of IGF-I due to lack of normal insulin secretion. This study will evaluate SomatoKine's potential in patients (ages 18-40) who have established Type I diabetes and will measure a number of treatment parameters, including the amount of insulin required for optimal glucose control. Positive study findings will support future corporate collaborations for expanded studies in diabetes.

CORPORATE COLLABORATIONS

       YOSHITOMI PHARMACEUTICALS INDUSTRIES, LTD.

       In July 1994, Celtrix entered into a license agreement with The Green Cross Corporation covering the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan. Under the terms of the agreement, Green Cross was to be responsible for all related research, development and marketing, as well as product manufacturing to support its needs in Japan. The agreement provided for Celtrix to receive license fees, milestone payments, and upon commercialization, royalties from product sales. Celtrix had an exclusive royalty-bearing license to related know-how and technology development by Green Cross and retained full rights to SomatoKine outside of Japan. In April 1998, Green Cross was merged with Yoshitomi Pharmaceuticals Industries, Ltd. In May 1998, Celtrix received notice from Yoshitomi of its intent to terminate this license agreement. The impact of dissolving the collaboration is the loss of licensing and potential milestone revenues; however, upon termination, Celtrix will regain the rights to the treatment of osteoporosis in Japan.

       GENZYME CORPORATION

       In June 1994, the Company entered into a product development, license and marketing agreement with Genzyme on TGF-beta-2 which included equity investments, milestone payments and potential royalties to Celtrix. The objective was to commercialize TGF-beta-2 for tissue repair and treatment of systemic applications. Genzyme has been granted exclusive commercialization rights for all systemic applications and select local applications of TGF-beta-2. In December 1997, under amended terms, the Company granted Genzyme expanded territory rights to TGF-beta-2 to include Japan, China, Korea and Taiwan. In exchange, Genzyme released Celtrix from certain service and royalty obligations under the original agreement. Celtrix has retained all rights to applications of TGF-beta-2 concerning ophthalmic disease and has the option to reacquire rights to other product applications not pursued by Genzyme. Genzyme is conducting a 15-center, double-blinded, randomized Phase II clinical study to evaluate the treatment of 177 diabetic patients suffering from neurotrophic diabetic foot ulcers.

       Additionally, in December 1997, under a separate license agreement, Genzyme was granted a worldwide royalty-bearing license to TGF-beta antibodies and receptor technology. Under the terms of the agreement, Genzyme will assume the licensing and royalty obligations of Celtrix related to TGF-beta receptor.

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

RESEARCH AND DEVELOPMENT

     The Company's research and development staff has substantial expertise with IGF-I and BP3. Through in-house programs and an extensive collaboration program with leading scientists world-wide, research and development efforts are focused on demonstrating the safety and effectiveness of SomatoKine (IGF-I in combination with BP3) in human clinical studies that are relevant to the indications being evaluated. Studies to evaluate optimal formulations, doses and dosing frequencies are being conducted to aid in the development of SomatoKine. These collaborative efforts have effectively contributed to the Company's understanding of the underlying causes and potential treatment strategies for conditions leading to muscle and bone loss and other catabolic conditions. Celtrix is continuing to expand collaborations into other fields where SomatoKine therapy may be of benefit.

     Recent advances by the Company's research staff in the development of a novel protein expression technology for SomatoKine provide Celtrix with a proprietary manufacturing method which will position the Company for large-scale commercial manufacturing. Efforts in this area will continue to focus on ways that this technology can advance the SomatoKine program. The Company believes that this technology not only provides benefits to Celtrix programs, but also offers the potential of being useful to other biopharmaceutical companies in need of novel protein expression technology. The Company intends to evaluate its options to license such technology to other biopharmaceutical companies in the future.


MANUFACTURING

     Celtrix currently manufactures human recombinant SomatoKine according to current Good Manufacturing Practices (cGMP) at its Santa Clara location. This facility has the capacity to meet anticipated SomatoKine supply needs through current Phase II studies and Phase III severe burns clinical trials. When larger-scale manufacturing is needed, Celtrix may elect to further expand its manufacturing capabilities or to work through collaborative relationships or contract manufacturers.

INTELLECTUAL PROPERTY

     Proprietary protection for Celtrix's potential products is important to the Company's business. Celtrix's policy is to protect its technology by filing patent applications for technology that it considers important to the development of its business. Celtrix intends to file additional patent applications, when appropriate, relating to improvements in its technology and other specific products that it develops.

     In the United States, Celtrix currently holds a total of 15 issued or allowed patents related to the composition, production, antibodies and methods of use for SomatoKine, including one issued patent with claims to a BP3 composition-of-matter, four issued therapeutic use patents for SomatoKine, and four issued, three allowed, and two pending patent applications regarding novel expression and production methods which may be used for the manufacture of SomatoKine. Celtrix has 13 families of applications, pending in the U.S. or abroad, regarding the therapeutic use of BP3, antibodies to BP3 and their uses, and therapeutic uses of the complex, SomatoKine. These applications are in various stages of review. In Europe, Celtrix has an issued patent with claims to: a BP3 composition-of-matter; certain therapeutic uses of that BP3; and certain therapeutic uses of a complex of IGF and the claimed BP3. Celtrix has received a European patent with claims to: recombinantly produced BP3; therapeutic uses of BP3; and therapeutic uses of the complex, SomatoKine. This patent has been opposed by another company.

     The Company also owns or co-owns 23 issued patents and one allowed application regarding the composition-of-matter, methods of purification, and therapeutic uses of TGF-beta-2. Celtrix also owns one issued U.S. patent relating to products and methods for topical wound healing using collagen and heparin-containing matrices. Celtrix owns the rights to a collection of patents and patent applications relating to TGF-beta antagonists.

     Celtrix seeks patent protection for its inventions and discoveries which the Company believes are patentable in the United States and, in most instances, in at least Australia, Canada, Japan and various countries in Europe. As with any pending patent application, there can be no assurance that any of these applications will be issued in the United States or foreign countries, nor can there be any assurance that any United States or foreign patents issuing from any of these applications will not later be held invalid or unenforceable.

     At least three large biotechnology and pharmaceutical companies with substantial financial and legal resources have patent applications on file in the United States and abroad directed at the production of recombinant IGF-I by various methods. The earliest date of filing of these patent applications is April 25, 1983. Unless and until these applications issue in the United States, it is not possible to determine the breadth of these claims regarding a process for IGF-I production. Furthermore, a large biotechnology and pharmaceutical company with substantial financial and legal resources has a patent issued in the United States directed toward certain DNA molecules encoding BP3 and the corresponding BP3 protein. This same patent was granted in Europe and was successfully opposed by Celtrix. However, this large biotechnology and pharmaceutical company has recently appealed the decision and there can be no assurance that the appeal will not be successful, and it is not possible to determine what, if any, claims will be reinstated or the breadth of such claims. In addition, this large biotechnology company has been issued a patent directed toward the subcutaneous bolus administration of IGF-BP3 for certain limited areas of use. Each of the referenced companies can be expected to defend its patent position vigorously.

     Celtrix has developed a new process for the production of IGF and BP3 which it does not believe will infringe on other patents relating to recombinant protein production in general or on other patents relating to the production of IGF and BP3 in particular, although there can be no assurance that a contrary position will not be asserted. A large number of other companies have pending patent applications and/or issued patents which claim certain methods of use of IGF. There can be no assurance that third parties will not claim that the Company's technology, current or future products or manufacturing processes infringe the proprietary rights of others. If other companies were to successfully bring legal actions against the Company claiming patent or other intellectual property infringements, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to use the affected process or to manufacture or use the affected products or cease using such products or process if enjoined by a court. Any such claim, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements, all of which could delay or otherwise adversely impact the Company's potential products for commercial use. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially favorable terms, if at all, and if these licenses are not obtained, the Company might be prevented from pursuing the development of certain of its potential products. The Company's breach of an existing license or failure to obtain or delay in obtaining a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company.

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

GOVERNMENT REGULATION

     The research and development, production and marketing of Celtrix's products are and will be subject to substantial regulation by numerous governmental authorities in the United States and other countries. The regulatory process, which includes preclinical testing and clinical trials of each compound in order to establish its safety and efficacy, can take many years and requires the expenditure of substantial resources.

     In the United States, pharmaceutical products are subject to rigorous Food and Drug Administration ("FDA") regulation. The Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder, as well as other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record-keeping, approval, advertising and promotion of Celtrix's potential products. The steps required before a pharmaceutical product may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an Investigational New Drug ("IND") application, which must become effective before human clinical trials may commence, (iii) the conduct of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug product for its intended indications, (iv) the submission to the FDA of a New Drug Application ("NDA") for pharmaceuticals, and (v) FDA approval of the NDA prior to any commercial shipment or sale of the product.

     Although SomatoKine is a DNA-derived protein complex and is manufactured using biotechnology techniques, the FDA has indicated to Celtrix that products containing SomatoKine will fall into the category of hormones and will be reviewed as a drug. The review has been assigned to the Division of Endocrine and Metabolism Products, Center for Drug Evaluation and Research (CDER). During the investigational phase, the IND requirements will govern the development of the drug. Prior to marketing, FDA approval of products containing SomatoKine will be based on submission of an NDA containing the results of preclinical and clinical studies, and complete manufacturing and controls information. Furthermore, NDA approval requires preapproval inspection by the FDA of the proposed commercial manufacturing facilities to assess compliance with GMP.

     Prior to the commencement of clinical trials for its potential products, Celtrix must conduct preclinical tests of its products, which include laboratory characterization of the products and the conduct of animal studies to assess preliminarily the safety and pharmacological effect of the products. The preclinical safety tests must be conducted in compliance with FDA regulations regarding good laboratory practices. The results of preclinical tests must be submitted to the FDA as part of the IND application and reviewed by the FDA during the course of the agency's determination as to whether the clinical trials described in the IND application may commence. There is no certainty that submission of an IND application will result in FDA authorization to commence clinical trials.

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

     For marketing outside the United States, Celtrix is also subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The Company is conducting clinical trials in Europe and the considerations set forth above also apply to European clinical trials; for example, clinical trials must be conducted in several phases and there can be no assurance that such phases of testing in Europe will be completed successfully within any specified time period, if at all, with respect to the Company's product. Although the new drug approval process has been centralized for the European Union ("EU"), clinical research is still controlled at the national level. For its current clinical trials in Europe, the Company is required to give a simple notification process and no submission is required. Other European countries may require the submission of a Clinical Trial Exemption ("CTX"), which is the equivalent of the United States IND and which must be effective before human clinical trials may be commenced. Once submitted, the review and approval process typically takes three months, although there can be no assurance that an approval will be obtained within that time period, or at all.

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

INSURANCE; PRODUCT LIABILITY

     The Company currently has in force general liability insurance, with coverage limits of $2.0 million per incident and $4.0 million in the aggregate annually, and product liability insurance with coverage limits of $1.0 million per incident and $3.0 million in the aggregate annually. The Company's insurance policies provide coverage for product liability and general liability on a claims made basis. These policies are subject to annual renewal.

EMPLOYEES

     As of March 31, 1998, Celtrix employed 87 full-time and part-time employees. No employee is represented by a union and the Company believes its employee relations are good. The Company is highly dependent on the principal members of its management and scientific staff and its future success depends in large part upon its ability to attract and retain highly qualified scientific and management personnel. Celtrix faces significant competition for such personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that Celtrix will be successful in hiring or retaining requisite personnel.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information with respect to the current executive officers of Celtrix and their ages as of March 31, 1998:

NAME                                   AGE           POSITION
--------------------------             ---           --------------------------------------------------------------------
Andreas Sommer, Ph.D.                  56            Chief Executive Officer, President and Director

Donald D. Huffman                      51            Vice President, Finance and Administration, Chief Financial Officer

David M. Rosen, Ph.D.                  42            Senior Vice President, Research and Development

Malcolm J. McKay, Ph.D.                42            Vice President, Regulatory Affairs & Quality Assurance

     Dr. Sommer has served as President and CEO of Celtrix since April 1995 and as a member of the Board of Directors since May 1994. He served as Celtrix's Senior Vice President from July 1993 to April 1995. Previously, Dr. Sommer served as Vice

President, Research of Celtrix since 1992, following Celtrix's merger with BioGrowth, Inc., where he served as Vice President, Research and Development since 1989. He previously was a member of the scientific management team at Synergen. Also during his professional career, Dr. Sommer served as an advanced research fellow in the Department of Microbiology at the University of Basel Biocenter and was a postdoctoral fellow in the Department of Biological Chemistry at the University of California, Davis. He received his Ph.D. in Microbiology from the University of California, Davis, and has published extensively in noted scientific journals.

     Mr. Huffman was appointed Vice President of Finance and Administration and Chief Financial Officer in October 1997. Previously, he was Vice President and Chief Financial Officer of Endosonics Corporation and served in the same capacity at Qualimatrix, Inc. prior to 1995. Mr. Huffman has an extensive background in finance and strategic planning for Fortune 200, mid-size and emerging growth companies. He received an MBA from State University of New York at Buffalo and a B.S. from Pennsylvania State University.

     Dr. Rosen was appointed Senior Vice President of Research and Development in April 1998. He served as Vice President of Research and Development from April 1995 to March 1998. Previously, he served as Celtrix's director of research since January 1994. He has served at Celtrix since its founding by Collagen Corporation and has extensive research and project management experience, as well as an in-depth working knowledge of SomatoKine. Dr. Rosen worked at Collagen since 1982, initially serving as a scientist in the connective tissue research laboratories. Dr. Rosen received his Ph.D. in biochemistry from the University of California, Riverside and has over forty research publications to his credit.

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

ITEM 2.  PROPERTIES

       Celtrix leases a 69,000 square foot facility at 3055 Patrick Henry Drive, Santa Clara, California 95054-1815. At present, the Company's manufacturing operations have been designed to address the Company's anticipated needs through current Phase II studies and Phase III severe burns clinical trials. In the future, the Company will either need to expand these operations or subcontract its manufacturing operations in anticipation of expanded studies and commercialization. There can be no assurance that the Company will be able to manufacture any of its current or future products on a commercial scale, nor that such products can be manufactured by the Company or any other party at a cost or in quantities to make commercially viable products.

ITEM 3.  LEGAL PROCEEDINGS

       As of the date hereof, there are no legal proceedings pending against or involving Celtrix or its assets that, in the opinion of management, could result in a materially adverse change in the business or financial condition of Celtrix.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth fiscal quarter ended March 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock is listed on the Nasdaq National Market under the symbol CTRX. The following table represents quarterly information on the high and low closing prices of Celtrix's common stock for the last two fiscal years:

Fiscal Year 1998                                         High      Low
                                                         ----      ---
       First Quarter  ..............................     $ 3.00   $ 2.00
       Second Quarter  .............................     $ 2.94   $ 2.00
       Third Quarter  ..............................     $ 2.63   $ 1.66
       Fourth Quarter  .............................     $ 3.88   $ 1.72

Fiscal Year 1997
       First Quarter  ..............................     $ 3.94   $ 2.31
       Second Quarter  .............................     $ 3.37   $ 2.00
       Third Quarter  ..............................     $ 2.66   $ 1.81
       Fourth Quarter  .............................     $ 3.88   $ 2.06

       As of March 31, 1998, there were approximately 1,230 stockholders of record. No cash dividends have been paid to date by the Company on its common stock. Celtrix does not anticipate the payment of dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                          Year Ended March 31,
                                            ----------------------------------------------------------------------------
Statement of Operations Data:                 1998             1997             1996             1995             1994
                                            --------         --------         --------         --------         --------
                                                                 (in thousands, except per share data)
Total revenues                              $    661         $    658         $  1,750         $  2,200         $    858
Costs and expenses:
    Cost of sales                                  1                5               31              134              206
    Research and development                  13,006           11,999           10,990           18,091           16,286
    General and administrative                 1,985            1,814            2,063            3,459            2,823
    Restructuring costs(1)                        --               --               --            2,108               --
                                            --------         --------         --------         --------         --------
                                              14,992           13,818           13,084           23,792           19,315
                                            --------         --------         --------         --------         --------
Operating loss                              $(14,331)        $(13,160)        $(11,334)        $(21,592)        $(18,457)
Interest income, net                             681              464              625              843              697
Gain on sale of investment                       737               --            3,463               --               --
                                            --------         --------         --------         --------         --------
Net loss                                    $(12,913)        $(12,696)        $ (7,246)        $(20,749)        $(17,760)
                                            ========         ========         ========         ========         ========

Basic and diluted net loss per share        $  (0.61)        $  (0.83)        $  (0.51)        $  (1.57)        $  (1.64)
                                            ========         ========         ========         ========         ========

Shares used in basic and diluted
    per share computation                     21,004           15,238           14,161           13,255           10,805
                                            ========         ========         ========         ========         ========

                                                                              March 31,
                                            ----------------------------------------------------------------------------
Balance Sheet Data:                           1998             1997             1996             1995             1994
                                            --------         --------         --------         --------         --------
                                                                            (in thousands)
Cash, cash equivalents and
    short-term investments(2)               $  7,913         $  5,788         $ 17,643         $ 19,929         $ 27,948
Total assets                                $ 17,876         $ 16,956         $ 30,145         $ 35,024         $ 44,089
Long-term obligations                             --               --         $    238         $    828         $  1,456
Total stockholders' equity                  $ 14,744         $ 14,210         $ 26,786         $ 29,436         $ 39,121



(1) Restructuring costs for the year ended March 31, 1995 resulted from the termination of the Company's ophthalmic program in 1995 and included charges for severance, equipment leases and purchase commitments.

(2) Cash, cash equivalents and short-term investments balances for the years 1994-1997 include restricted cash related to equipment leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Celtrix Pharmaceuticals, Inc. is a biopharmaceutical company developing novel therapeutics for seriously debilitating, degenerative conditions primarily associated with aging, chronic diseases, and severe trauma. The Company's development focus is on SomatoKine(R), a novel IGF-BP3 complex, for use in restoring lost tissues and metabolic processes essential for the patient's health and quality of life. Ongoing product development programs target severe osteoporosis, including hip fracture surgery in the elderly, diabetes and acute traumatic injury, such as severe burns. Other potential indications include protein wasting diseases associated with cancer, AIDS, advanced kidney failure, and other life-threatening conditions.

       SomatoKine, the recombinant equivalent of the naturally occurring complex formed by the anabolic hormone insulin-like growth factor-I (IGF-I) and its major binding protein, BP3, shows potential as a therapy for patients suffering from severe physical trauma and serious illness. IGF-I is known to play a major role in diverse biological processes, including muscle and bone formation, and tissue repair. However, IGF-I does not naturally exist in quantity free of its binding proteins, and limitations associated with administering free IGF-I have proven significant. When IGF-I is bound to BP3, as it is in nature, it does not display these acute limitations. Phase I human clinical trials demonstrated that SomatoKine safely delivers IGF-I at substantially higher dosage levels than have ever been feasible before with free IGF-I and thus substantially stimulated bone and connective tissue metabolism.

       In calendar 1997, the Company initiated two Phase II clinical feasibility studies, using SomatoKine to treat patients recovering from hip fracture surgery and severe burns. Hip fracture patients typically suffer an accelerated loss of hip bone mineral density, which predisposes them to a high risk of refracture. Recent interim results from the hip fracture surgery feasibility trial show a positive effect of SomatoKine on hip bone mineral density which is a strong predictor of reduced refracture risk. Additionally, increased grip strength and reduced body fat were also observed which may indicate improved health and functionality. The Company plans to use these findings to establish corporate partnership(s) for the continued global development of SomatoKine for treatment of hip fracture surgery and osteoporosis.

       For severe burns, preliminary data provided evidence supporting the use of SomatoKine to attenuate the degradation of muscle tissue that is associated with severe trauma such as burn injury. The balance between protein synthesis and degradation in burn patients is shifted towards degradation, leading to muscle and weight loss which in turn leads to delayed wound healing and increases in infectious complications and mortality. Data obtained from the treatment of six severely burned adults with SomatoKine showed an improvement in the balance between protein synthesis and degradation which is a prerequisite for accelerated wound healing and reduced hospital stay.

       Furthermore, data from the severe burns feasibility trial also demonstrated a positive effect of SomatoKine on the immune system of severely burned children. Severe burns can cause significant imbalances in the immune functions. However, SomatoKine appears to have a normalizing effect on the immune functions that protect severe burns patients from infections. Various findings from ongoing studies are expected to be reported in 1998 and will serve as the basis for initiating full-scale Phase III clinical studies in 1999.

       Additionally, Celtrix plans to evaluate SomatoKine as a potential therapeutic in managing glucose homeostasis in diabetic patients because extensive research by a number of investigators has demonstrated the importance of IGF-I in hormonal regulation of insulin and growth hormone. The Company initiated a Phase II feasibility study in Type I diabetes patients in mid-1998 to evaluate the potential of SomotaKine on glycemic control.

       Other potential indications include protein wasting conditions associated with cancer cachexia, AIDS, advanced kidney failure, and other life-threatening conditions. Celtrix plans to pursue the use of SomatoKine in these areas through corporate collaborations. SomatoKine's anabolic effects offer the potential to preserve and restore muscle strength and mobility which are important for these patients' survival and quality of life. Celtrix manufactures SomatoKine for clinical trials at its Santa Clara, California facility.

        The Company has a product development, license and marketing agreement with Genzyme Corporation ("Genzyme") for TGF-beta-2, a potential pharmaceutical based on a naturally occurring compound which appears to play an important role in regulating healthy cell functions. In December 1997, under amended terms, the Company granted Genzyme expanded territory rights to TGF-beta-2 to include Japan, China, Korea and Taiwan. Additionally, under a separate license agreement, Genzyme was granted a worldwide royalty-bearing license to TGF-beta antibodies and receptor technology. The Company is not currently pursuing an in-house TGF-beta-2 program.

        The Company entered into a license agreement in 1994 with The Green Cross Corporation ("Green Cross"), a Japanese pharmaceutical company, covering the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan. Green Cross was merged with Yoshitomi Pharmaceuticals Industries, Ltd. ("Yoshitomi") in April 1998, and in May 1998, the Company received notification of intent from Yoshitomi to terminate the Green Cross license agreement with Celtrix. The result of the termination would be loss of potential revenues from milestone and license payments and royalties on future product sales; however, upon termination, Celtrix will regain the rights to the treatment of osteoporosis in Japan.

       Celtrix has not earned substantial revenues from product sales since inception and at March 31, 1998 has an accumulated deficit of $117.0 million. The Company's revenues to date consist principally of licensing and milestone payments from pharmaceuticals, research and development funding, related party revenue, and to a lesser extent, sales of products for use in research and assay applications. The Company expects to incur additional operating losses, which may fluctuate quarter to quarter, for at least the next several years as the Company expands its development activities, including clinical trials and manufacturing.

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

RESULTS OF OPERATIONS

       The Company incurred net losses of $12.9 million, $12.7 million, and $7.2 million in fiscal 1998, 1997, and 1996, respectively. Basic and diluted net loss per share for these years were $0.61, $0.83, and $0.51, respectively.

       Revenues, consisting of licensing revenue from Yoshitomi and miscellaneous product sales, were $661,000 and $658,000, respectively, for 1998 and 1997. Revenues decreased 62% in 1997 from $1.8 million in 1996. In addition to $704,000 in licensing and miscellaneous product sales, 1996 revenues included proceeds received from Collagen Corporation ("Collagen") for the sale of the Vitrogen business, receipts from an Orphan Drug Grant, and reimbursement from Genzyme for development work on TGF-beta-2.

       Operating expenses increased 9% to $15.0 million in 1998 from $13.8 million in 1997 due primarily to increased costs associated with the Phase II feasibility clinical trials, and additional staffing to support increased SomatoKine manufacturing and clinical activities. Operating expenses increased 5% in 1997 from $13.1 million in 1996 due primarily to costs associated with Phase I human clinical trials and increased manufacturing of SomatoKine for clinical studies.

       Interest income, net of interest expense, increased 47% to $681,000 in 1998 from $464,000 in 1997 due primarily to an increase in average cash, cash equivalents and short-term investments resulting from net proceeds received from the Company's April 1997 private equity financing of approximately $13.3 million. Net interest income decreased 26% in 1997 from $625,000 in 1996 due primarily to the lower average cash, cash equivalents and short-term investments balances, partly offset by lower interest expense. Interest expense was $24,000, $89,000, and $176,000 in 1998, 1997, and 1996, respectively.

       In 1998, the Company reported a gain on investment of $737,000 as a result of the sale of preferred stock in Prograft Medical, Inc. ("Prograft"), held by the Company since 1993. In 1996, the Company sold an equity investment in Metra Biosystems, Inc. which resulted in a reported gain of $3.5 million.

       At March 31, 1998, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $113.4 million and $4.1 million, respectively, expiring in the years 2006 through 2013. Due to ownership changes as defined by the Internal Revenue Code, the Company's utilization of its net operating loss carryforwards and tax credits is subject to substantial annual limitations. The Company has determined that a valuation allowance for deferred tax assets of $45.8 million and $41.0 million at March 31, 1998 and 1997, respectively, is required to reduce the deferred tax assets to the amount realizable, zero, based upon the Company's earnings history of losses.

LIQUIDITY AND CAPITAL RESOURCES

       Celtrix has funded its activities with proceeds from public and private offerings, advances from Collagen Corporation, research and development revenues and licensing fees from collaborative arrangements, lease and debt financing arrangements, proceeds from liquidating its equity investments, and, to a lesser extent, other revenues and product sales.

       At March 31, 1998, Celtrix's cash, cash equivalents and short-term investments were $7.9 million compared to $5.8 million (including restricted cash of $520,000) at March 31, 1997. This net increase of $2.1 million was due primarily to net proceeds of $13.4 million received from the issuance of common stock, $737,000 in realized gain from the sale of an investment in Prograft, partially offset by cash outlays consisting of $11.1 million in net cash used in operating activities and $901,000 used for investing and financing activities.

        The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At March 31, 1998, the Company had net working capital of $5.9 million and an accumulated deficit of $117.0 million, and incurred a net loss of $12.9 million for the year ended March 31, 1998. Management's planned expenditure for the next twelve months exceed current cash, cash equivalents and short-term investments. The Company is currently in the process of raising additional capital through an equity offering. Current cash, cash equivalents and short-term investments, excluding the equity offering proceeds, will not be sufficient to fund operations for the next twelve months. The Company also continues to pursue the possibility of securing additional capital through corporate partner arrangements that are consistent with the Company's product development and commercialization strategies and evaluating other options including mergers and acquisitions. There can be no assurance that the Company will be able to raise any additional funds or enter into any collaborative arrangement on terms favorable to the Company, or at all. If the Company is unable to obtain the necessary capital, significant reduction in spending and the delay or cancellation of planned activities or more substantial restructuring options will be necessary. These actions will have material adverse effects on the Company's business, results of operations and prospects.

       The Company anticipates that it will expend significant capital resources in product research and development, which is typical in the biopharmaceutical industry. Capital resources may also be used for the acquisition of complementary businesses, products or technologies. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the magnitude of these programs, progress with preclinical and clinical trials, the cost of scaling up manufacturing and establishing facilities for commercialization, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting, enforcing and defending patent claims, competition in technological and market developments, the ability to enter into a collaborative relationship for the continuation of the hip fracture surgery clinical trials and the initiation of trials for osteoporosis, the continuation of the same observations in future severe burns clinical trials, the initiation of Type I diabetes trials and the cost of commercialization activities and arrangements. The Company anticipates that it will be required to raise substantial additional capital over a period of several years in order to continue its research and development programs, including clinical trials, and to prepare for commercialization by expanding manufacturing and marketing capabilities. No assurance can be given that such additional capital will be available, or if so, on reasonable terms, or at all. The unavailability of such financing could delay or prevent the development and marketing of the Company's potential products.

IMPACT OF YEAR 2000

       Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be upgraded or modified prior to the Year 2000 in order to remain functional. The Company is currently assessing the impact of Year 2000 on its existing softwares and systems. The Company expects to implement successfully the systems and software changes necessary to address the Year 2000 issues, and does not believe that the costs of such actions will have a material effect on the Company's results of operations or financial condition. However, it is unknown the extent, if any, of the impact of the Year 2000 on other systems and equipment of third parties with which the Company does business. There can be no assurance that third parties will address the Year 2000 issue in a timely fashion, or at all. Any Year 2000 compliance problem or delay of either the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results and financial conditions.

RISK FACTORS

       Early Stage of Development; No Developed or Approved Products

       The Company's potential products are in research and development and no material revenues have been generated to date from product sales. To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture and market its potential products. Much of the clinical development work for the Company's potential products remains to be completed. No assurance can be given that the Company's product development effort will be successfully completed, that required regulatory approval will be obtained or that any products, if developed and introduced will be successfully marketed or achieve market acceptance.

       History of Operating Losses; Accumulated Deficit

       The Company has incurred net operating losses in every year of operation since its inception. As of March 31, 1998, the Company had an accumulated deficit of approximately $117.0 million. Losses have resulted principally from costs incurred in connection with the Company's research and development activities and from general and administrative costs associated with the Company's operations. The Company expects to incur substantial and increasing operating losses for at least the next several years. The Company's ability to achieve profitability will depend in part on completing the research and development of, and obtaining regulatory approvals for, its products and successfully commencing product commercialization.

       Possible Volatility of Stock Price; Dividend Policy

       The market prices for securities of biopharmaceutical and biotechnology companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the Company's Common Stock became listed for public trading, its market price has fluctuated over a wide range and the Company expects that it will continue to fluctuate. Announcements concerning the Company or its competitors, the results of clinical trials, technological innovations or new commercial products, government regulations, developments concerning proprietary rights, litigation or public concern as to safety of the Company's potential products as well as changes in general market conditions may have a significant effect on the market price of Celtrix's common stock.

       The Company has never paid dividends on its capital stock and the Company does not anticipate paying any cash dividends in the foreseeable future.

       Future Capital Requirements and Uncertainty of Additional Funding

       The Company is currently in the process of raising additional capital by means of an equity offering. Current cash, cash equivalents and short term investments, excluding any proceeds from the equity offering, will be sufficient to fund the Company's operations through September 1998. The development of the Company's products requires the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential therapeutic products to market and to establish production, marketing and sales capabilities. Such additional funding will need to be raised through collaborative arrangements or through public or private financings, including equity financing. Any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictions on the Company's ability to pay future dividends on its capital stock or the manner in which the Company conducts its business.

       There can be no assurance that any such financing will be available to the Company or on terms attractive to the Company, or that the Company can enter into a collaborative relationship with a corporate partner for the continuation of the clinical trials for recovery from hip fracture surgery and the initiation of trials for osteoporosis. The inability to obtain funds, or to enter into additional corporate collaborations, will require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. These actions will have material adverse effects on the Company's business, results of operations and prospects.

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

       The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a material adverse effect on the Company's business, financial condition and results of operations.

       No Assurance of Market Acceptance

       There can be no assurance that any products successfully developed by the Company, if approved for marketing, will achieve market acceptance. The products and therapies which the Company is attempting to develop will compete with a number of well-established traditional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any products developed by the Company will depend on a number of factors, including the establishment and demonstration in the medical community of the clinical efficacy and safety of the Company's product candidates, their potential advantage over existing treatment methods, and reimbursement policies of government and third-party payors. Competitors may also develop new technologies or products which are more effective or less costly than SomatoKine or perceived to be more cost-effective. There is no assurance that physicians, patients or the medical community in general will accept and utilize any products that may be developed by the Company. The Company's business, financial condition and results of operations may be materially adversely affected if SomatoKine does not receive market acceptance for any reason.

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

       At least three large biotechnology and pharmaceutical companies with substantial financial and legal resources have issued patents and/or patent applications on file in the United States and abroad directed at the production and/or use of recombinant IGF-I by various methods. The earliest date of filing of these patent applications is April 25, 1983. Unless and until all of these applications issue, it is not possible to determine the breadth of these claims regarding a process for IGF-I production or for the use of IGF-I for any particular indication. Furthermore, a large biotechnology and pharmaceutical company with substantial financial and legal resources has a patent issued in the United States directed towards certain DNA molecules encoding BP3 and the corresponding BP3 protein. This same patent was previously granted in Europe and was successfully opposed by Celtrix. However, this large biotechnology and pharmaceutical company has recently appealed the decision and there can be no assurance that the appeal will not be successful, and it is not possible to determine what, if any, claims will be reinstated or the breadth of such claims. In addition, this large biotechnology company has been issued a patent directed toward the subcutaneous bolus administration of IGF-BP3 for certain limited areas of use. Each of the referenced companies can be expected to defend its patent position vigorously.

       Celtrix has developed a new process for the production of IGF and BP3 which it does not believe will infringe on other patents relating to recombinant protein production in general or on other patents relating to the production of IGF and BP3 in particular, although there can be no assurance that a contrary position will not be asserted. A large number of other companies have pending patent applications and/or issued patents which claim certain methods of use of

IGF. There can be no assurance that third parties will not claim the Company's technology, current or future products or manufacturing processes infringe the proprietary rights of others. If other companies were to successfully bring legal actions against the Company claiming patent or other intellectual property infringements, in addition to any potential liability for damages, then the Company could be required to obtain a license in order to continue to use the affected process or to manufacture or use the affected products or cease using such products or process if enjoined by a court. Any such claim, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements, all of which could delay or otherwise adversely impact the Company's potential products for commercial use. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially favorable terms, if at all, and if these licenses are not obtained, the Company might be prevented from pursuing the development of certain of its potential products. The Company's breach of an existing license or failure to obtain or delay in obtaining a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company.

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

       Limited Sales and Marketing Experience

       If the Company is permitted to commence commercial sales of products, it will face commercial competition with respect to sales, marketing and distribution, areas in which it has no experience. To market any of its products directly, the Company must develop a marketing and sales force with technical expertise and with supporting distribution capability. Alternatively, the Company may obtain the assistance of a pharmaceutical company with a large distribution system and a large direct sales force. There can be no assurance that the Company will be able to establish sales and distribution capabilities or be successful in gaining market acceptance for its proprietary products. To the extent the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful.

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

       Product Liability; Availability of Insurance

       The Company currently has in force general liability insurance, with coverage limits of $2.0 million per incident and $4.0 million in the aggregate annually, and product liability insurance with coverage limits of $1.0 million per incident and $3.0 million in the aggregate annually. The Company's insurance policies provide coverage for product liability on a claims made basis and general liability on occurrence basis. These policies are subject to annual renewal. Such insurance may not be available in the future on acceptable terms or at all. There can be no assurance that the Company's insurance coverage will be adequate or that a product liability claim or recall would not materially adversely affect the business or financial condition of the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.


                                    PART III

       Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14(A) (the "Proxy Statement") for its Annual Meeting of Stockholders scheduled to be held on September 10, 1998 and the information included therein is incorporated herein by reference to the extent detailed below.

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

ITEM 11. EXECUTIVE COMPENSATION

       The information required by this Item is incorporated by reference to the information under the captions "Election of Directors--Compensation of Directors," "Compensation of Executive Officers--Summary Compensation Table," "Compensation of Executive Officers--Stock Option Grants in Last Fiscal Year," and "Compensation of Executive Officers--Aggregated

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" in the Registrant's Proxy Statement.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) INDEX TO FINANCIAL STATEMENTS

     The financial statements required by this item are submitted in a separate section of this report:

                                                                        Page
                                                                        ----
     Report of Ernst & Young LLP, Independent Auditors ..............    39

     Consolidated Balance Sheets - March 31, 1998 and 1997 ..........    40

     Consolidated Statements of Operations
         Years Ended March 31, 1998, 1997 and 1996 ..................    41

     Consolidated Statements of Stockholders' Equity
         Years Ended March 31, 1998, 1997 and 1996 ..................    42

     Consolidated Statements of Cash Flows
         Years Ended March 31, 1998, 1997 and 1996 ..................    43

     Notes to the Consolidated Financial Statements .................    44

(a) (2) FINANCIAL STATEMENT SCHEDULES

      Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a) (3)  EXHIBITS

EXHIBIT
NO.         DESCRIPTION
2.1      -  Stock Exchange Agreement dated September 14, 1992, among Registrant,
            Baltimore Biotech, Inc. ("BBI") and holders of outstanding stock of
            BBI. (6) (10)

EXHIBIT
NO.           DESCRIPTION
3.1      -    Certificate of Incorporation of the Registrant, as amended and restated.

3.2      -    Bylaws of the Registrant. (1)

4.1      -    Certificate of Incorporation of the Registrant. (See Exhibit 3.1)

4.2      -    Bylaws of the Registrant. (See Exhibit 3.2)

4.3      -    Warrant of the Registrant dated November 17, 1993 to Warburg, Pincus Investors, L.P. (13)

10.1     -    Distribution Agreement dated January 23, 1991, between Collagen Corporation and the Registrant. (2)

10.2a    -    Registrant's 1991 Directors' Stock Option Plan. (3)

10.3a    -    Registrant's 1991 Employee Stock Purchase Plan. (3)

10.4a    -    Registrant's 1991 Stock Option Plan. (3)

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

10.9     -    Distribution Agency Agreement dated as of February 1, 1991, among the Registrant,  Collagen Corporation and the
              Bank of New York.  (2)

10.11    -    Tax Allocation Agreement dated as of February 1, 1991, between Collagen Corporation and the Registrant. (2)

10.12    -    Vitrogen(R)Agreement Between Collagen Corporation and the Registrant effective as of February 1, 1991. (2) (8)

10.14    -    Joint Venture Agreement dated as of March 26, 1987, between Collagen Corporation and Hercules Incorporated. (1)

10.15    -    Letter  Agreement  dated as of July 21, 1989, by and among  Collagen  Corporation,  Hercules  Incorporated  and
              Epicor Laboratories, Inc. (1)

10.16    -    License  Agreement  for Wound  Healing  Composition  dated as of April 15,  1987,  between  the  University  of
              Washington and Collagen Corporation. (1)

EXHIBIT
NO.           DESCRIPTION
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
NO.           DESCRIPTION
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

10.46    -    Vitrogen  Distribution  Agreement and Option to Purchase  dated  January 1, 1995,  between the  Registrant  and
              Collagen Corporation. (20) (21)

10.48    -    Separation  Agreement and Mutual  Release  between the  Registrant  and the employees who  participated  in the
              Registrant's reductions-in-force.  (22) (23)

10.49    -    Amendment  dated  September  29, 1995 to Common  Stock  Purchase  Agreement  dated June 24,  1994,  between the
              Registrant and Genzyme Corporation.  (24)

10.50    -    Common  Stock and Warrant  Purchase  Agreement  dated April 1, 1997,  between  the  Registrant  and each of the
              Selling Stockholders.  (25)

10.51    -    Employment Agreement dated January 7, 1997 between the Registrant and Dr. Andreas Sommer.  (26)

10.53    -    License Agreement dated December 18, 1997, between the Registrant and Genzyme Corporation.  (27) (28)

10.54    -    Amendment  dated  December  31, 1997 to License and  Development  Agreement  dated June 24,  1994,  between the
              Registrant and Genzyme Corporation.  (27) (28)

21       -    Subsidiaries of the Registrant. (4)

23.1     -    Consent of Ernst & Young LLP, Independent Auditors.

24       -    Power of Attorney. (See page 38 of this report.)

27       -    Financial Data Schedule

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

(26) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-K for the year ended March 31, 1997, filed with the Securities and Exchange Commission on June 24, 1997.

(27) Incorporated by reference to identically numbered exhibits filed with Registrant's Form 10-Q for the quarterly period ended December 31, 1997, filed with the Securities and Exchange Commission on February 12, 1998.

(28) Confidential treatment has been granted with respect to portions of this exhibit by order dated March 18, 1998.

(B)   REPORTS ON FORM 8-K

         The Company filed the following report on Form 8-K during the quarter ended March 31, 1998:

         1.   Report Date:   January 22, 1998
              Item 5.        Other Events
              Item 7.        Financial Statements, Pro Forma Financial
                             Information and Exhibits.

              The Registrant announced financial results for the quarter ended December 31, 1997.

         2.   Report Date:   February 5, 1998
              Item 5.        Other Events
              Item 7.        Financial Statements, Pro Forma Financial
                             Information and Exhibits.

              The Registrant announced expanded relationship with Genzyme's Tissue Repair Division.

         3.   Report Date:   March 26, 1998
              Item 5.        Other Events
              Item 7.        Financial Statements, Pro Forma Financial
                             Information and Exhibits.

              The Registrant reported interim results of Phase II clinical feasibility study using SomatoKine(R) for recovery from hip fracture surgery.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           CELTRIX PHARMACEUTICALS, INC.

                                           By: /s/ Andreas Sommer
                                              ----------------------------------
                                           Andreas Sommer, Ph.D.
                                           Chief Executive Officer and President

                                           Date:  July 10, 1998

                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Andreas Sommer and Donald D. Huffman, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                                    Date
---------------------------------------------------------------------------------------------------

/s/ANDREAS SOMMER
--------------------
(Andreas Sommer)                            Chief Executive Officer,                 July 10, 1998
                                            President and Director                   -------------


/s/DONALD D. HUFFMAN
--------------------
(Donald D. Huffman)                         Vice President, Finance                  July 10, 1998
                                            and Administration,                      -------------
                                            Chief Financial Officer
                                            and Assistant Secretary (Principal
                                            Financial and Accounting Officer)


/s/HENRY E. BLAIR
--------------------
(Henry E. Blair)                            Director                                 July 10, 1998
                                                                                     -------------


/s/BARRY M. SHERMAN
--------------------
(Barry M. Sherman)                          Director                                 July 10, 1998
                                                                                     -------------


/s/JAMES E. THOMAS
--------------------
(James E. Thomas)                           Chairman of the Board                    July 10, 1998
                                                                                     -------------

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Celtrix Pharmaceuticals, Inc.


     We have audited the accompanying consolidated balance sheets of Celtrix Pharmaceuticals, Inc. as of March 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celtrix Pharmaceuticals, Inc. at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Celtrix Pharmaceuticals, Inc. will continue as a going concern. As more fully described in Note 1, the Company has net working capital of $5.9 million and an accumulated deficit of $117.0 million as of March 31, 1998, and has incurred recurring losses from operations. In addition, the Company's available cash, cash equivalents and short-term investments are insufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



                                                  /s/ ERNST & YOUNG LLP



Palo Alto, California
April 24, 1998

                          CELTRIX PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                          March 31,         March 31,
                                                                            1998              1997
                                                                          ---------         ---------
ASSETS
    Current assets:
     Cash and cash equivalents                                            $   1,608         $   2,684
     Short-term investments                                                   6,305             2,584
     Restricted cash                                                             --               520
     Receivables and other current assets                                       219               197
                                                                          ---------         ---------
           Total current assets                                               8,132             5,985

   Property and equipment, at cost:
     Leasehold improvements                                                  11,133            11,118
     Machinery and equipment                                                  8,974             8,802
                                                                          ---------         ---------
                                                                             20,107            19,920
   Less accumulated depreciation and amortization                           (13,045)          (11,497)
                                                                          ---------         ---------
                                                                              7,062             8,423

   Intangible and other assets, net of accumulated amortization of
     $938 and $678 at March 31, 1998 and 1997, respectively                   2,682             2,548
                                                                          ---------         ---------
                                                                          $  17,876         $  16,956
                                                                          =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                                     $     751         $     486
     Accrued clinical expenses                                                  482               145
     Accrued compensation                                                       421               221
     Other accrued liabilities                                                  580               528
     Short-term debt and lease obligations                                        8               328
                                                                          ---------         ---------
           Total current liabilities                                          2,242             1,708

   Deferred rent                                                                890             1,038

   Commitments

   Stockholders' equity:
     Preferred stock, $.01 par value, authorized 2,000,000
       shares; none issued and outstanding                                       --                --
     Common stock, $.01 par value, authorized 30,000,000
       shares; 21,061,053 shares and 15,263,429 shares issued
       and outstanding at March 31, 1998 and 1997, respectively                 211               153
     Additional paid-in capital                                             131,542           118,152
     Accumulated deficit                                                   (117,009)         (104,095)
                                                                          ---------         ---------
     Total stockholders' equity                                              14,744            14,210
                                                                          ---------         ---------
                                                                          $  17,876         $  16,956
                                                                          =========         =========

See accompanying notes to consolidated financial statements.

                          CELTRIX PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             Year Ended March 31,
                                                  ------------------------------------------
                                                    1998             1997             1996
                                                  --------         --------         --------
Revenues:
    Product sales                                 $     51         $     31         $     99
    Related party                                       --               --              420
    Licensing revenues and other                       610              627            1,231
                                                  --------         --------         --------
                                                       661              658            1,750

Costs and expenses:
    Cost of sales                                        1                5               31
    Research and development                        13,006           11,999           10,990
    General and administrative                       1,985            1,814            2,063
                                                  --------         --------         --------
                                                    14,992           13,818           13,084
                                                  --------         --------         --------
Operating loss                                     (14,331)         (13,160)         (11,334)

Interest income, net                                   681              464              625

Gain on sale of investments                            737               --            3,463
                                                  --------         --------         --------

Net loss                                          $(12,913)        $(12,696)        $ (7,246)
                                                  ========         ========         ========


Basic and diluted net loss per share              $  (0.61)        $  (0.83)        $  (0.51)
                                                  ========         ========         ========

Shares used in basic and diluted per share
  computation                                       21,004           15,238           14,161
                                                  ========         ========         ========

See accompanying notes to consolidated financial statements.

                          CELTRIX PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  Additional                           Total
                                                  Common           Paid-in        Accumulated       Stockholders'
                                                   Stock           Capital          Deficit           Equity
                                                 ---------        ---------        ---------         ---------
Balance at March 31, 1995                        $     137        $ 113,622        $ (84,323)        $  29,436

Issuance of 1,472,829 shares of common
   stock to Genzyme Corporation                         15            4,382               --             4,397

Issuance of 21,944 shares of common stock
   under the Employee Stock Purchase Plan               --               48               --                48

Unrealized gain on available-for-sale
   securities                                           --               --              151               151

Net loss                                                --               --           (7,246)           (7,246)
                                                 ---------        ---------        ---------         ---------
Balance at March 31, 1996                              152          118,052          (91,418)           26,786

Issuance of 20,249 shares of common stock
   upon exercise of stock options                       --               51               --                51

Issuance of 29,188 shares of common stock
   under the Employee Stock Purchase Plan                1               49               --                50

Unrealized gain on available-for-sale
   securities                                           --               --               19                19

Net loss                                                --               --          (12,696)          (12,696)
                                                 ---------        ---------        ---------         ---------
Balance at March 31, 1997                              153          118,152         (104,095)           14,210

Issuance of 5,721,876 shares of common
   stock and warrants to purchase
   2,860,934 shares of common stock
   in a private placement, net                          57           13,274               --            13,331

Issuance of 75,748 shares of common stock
   under the Employee Stock Purchase Plan                1              116               --               117

Unrealized loss on available-for-sale
   securities                                           --               --               (1)               (1)

Net loss                                                --               --          (12,913)          (12,913)
                                                 ---------        ---------        ---------         ---------
Balance at March 31, 1998                        $     211        $ 131,542        $(117,009)        $  14,744
                                                 =========        =========        =========         =========

See accompanying notes to consolidated financial statements.

                          CELTRIX PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                       Year Ended March 31,
                                                            ------------------------------------------
                                                              1998             1997             1996
                                                            --------         --------         --------
Cash flows from operating activities:
Net loss                                                    $(12,913)        $(12,696)        $ (7,246)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                               1,660            1,840            2,234
   Gain on sale of investments                                  (737)              --           (3,463)
   Changes in operating accounts:
      Receivables and other current assets                       (22)              (2)             112
      Accounts payable, accrued compensation
       and other accrued liabilities                             854               79           (1,485)
                                                            --------         --------         --------

         Net cash used in operating activities               (11,158)         (10,779)          (9,848)

Cash flows from investing activities:
   Sales and maturities of available-for-sale
      securities                                              40,497           35,210           34,544
   Purchase of available-for-sale securities                 (43,482)         (30,315)         (24,940)
   Decrease (increase) in restricted cash                        520             (470)             948
   Capital expenditures                                         (187)            (198)              (8)
   Increase in intangible and other assets                      (394)            (455)            (192)
                                                            --------         --------         --------
         Net cash (used in) provided by investing
         activities                                           (3,046)           3,772           10,352

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                13,448              101            4,445
   Principal payments under long-term obligations               (320)            (543)            (596)
                                                            --------         --------         --------
         Net cash provided by (used in) financing
         activities                                           13,128             (442)           3,849
                                                            --------         --------         --------

Net (decrease) increase in cash and cash equivalents          (1,076)          (7,449)           4,353
Cash and cash equivalents at beginning of year                 2,684           10,133            5,780
                                                            --------         --------         --------
Cash and cash equivalents at end of year                    $  1,608         $  2,684         $ 10,133
                                                            ========         ========         ========

Supplemental disclosure:
   Interest paid                                            $     24         $     89         $    176
                                                            ========         ========         ========

See accompanying notes to consolidated financial statements.

                          CELTRIX PHARMACEUTICALS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Celtrix Pharmaceuticals, Inc. (the "Company") is a biopharmaceutical company focused on developing novel therapeutics for the treatment of seriously debilitating, degenerative conditions primarily associated with severe trauma, chronic diseases or aging. Celtrix was a wholly owned subsidiary of Collagen Corporation ("Collagen") prior to February 1991. Collagen distributed Celtrix's common stock as a special dividend to the Collagen stockholders in February 1991.

       The consolidated financial statements include the accounts of Celtrix and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The accompanying financial statements have been prepared assuming that the Company continues as a going concern. At March 31, 1998, the Company had net working capital of $5.9 million and an accumulated deficit of $117.0 million, and incurred a net loss of $12.9 million for the year ended March 31, 1998. Management's planned expenditure for the next twelve months exceed current cash, cash equivalents and short-term investments. The Company is currently in the process of raising additional capital through an equity offering. Current cash, cash equivalents and short-term investments, excluding the equity offering proceeds, will not be sufficient to fund operations for the next twelve months. The Company also continues to pursue the possibility of securing additional capital through corporate partner arrangements that are consistent with the Company's product development and commercialization strategies and evaluating other options including mergers and acquisitions. There can be no assurance that the Company will be able to raise any additional funds or enter into any collaborative arrangement on terms favorable to the Company, or at all. If the Company is unable to obtain the necessary capital, significant reduction in spending and the delay or cancellation of planned activities or more substantial restructuring options will be necessary. These actions will have material adverse effects on the Company's business, results of operations and prospects.

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

       Property and Equipment

       Depreciation and amortization of property and equipment is provided on the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful lives using the straight-line method.

       Intangible Assets

       Patents, carried at cost, are amortized using the straight-line method over the estimated useful lives of the related intellectual property, generally 12 years.

       Revenue Recognition

       Licensing revenues are recorded when contractually earned. Revenue from product sales is recognized at time of shipment.

       Stock-Based Compensation

       The Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation" in October 1995, which encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected to follow the disclosure requirements of SFAS 123 for the fiscal years ended 1998, 1997 and 1996 (see Note 5) and will continue to measure stock-based compensation to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees".

       The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, and, accordingly, recognizes no compensation expense for the stock option grants.

       Net Loss Per Share

       Net loss per share is calculated using the weighted-average number of common shares outstanding. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which the Company adopted in the period ended December 31, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants is excluded. The impact of SFAS 128 results in no change to the Company's net loss per share, as stock options and other common stock equivalents have been excluded from the current computation as they are antidilutive.

       Recently Issued Accounting Standard

       In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources, which include foreign currency translation adjustments, and unrealized gains and losses on investments. The Company does not believe the adoption of SFAS 130 will have a significant impact on the Company's consolidated financial statement disclosures.

2.     INVESTMENT SECURITIES

       The following is a summary of available-for-sale securities at March 31 (in thousands). Gross unrealized losses were immaterial for the two years.

                                                         1998                                      1997
                                          ----------------------------------        ----------------------------------
                                                       Net         Estimated                     Net        Estimated
                                                    Unrealized       Fair                     Unrealized      Fair
                                           Cost       Losses        Value          Cost         Losses        Value
                                          ----------------------------------      ----------------------------------
U.S. treasury securities and
    obligations of U.S. government
    agencies                              $5,808       $ 1          $5,807        $3,381         $ 1        $3,380
U.S. corporate debt securities               499         1             498            --           -            --
                                          --------------------------------        --------------------------------

                                          $6,307       $ 2          $6,305        $3,381         $ 1        $3,380
                                          ================================        ================================

Classified as:
    Cash equivalents                      $   --       $--          $   --        $  796         $--        $  796
    Short-term investments                 6,307         2           6,305         2,585           1         2,584
                                          --------------------------------        --------------------------------

                                          $6,307       $ 2          $6,305        $3,381         $ 1        $3,380
                                          ================================        ================================


During fiscal year 1998, none of the securities were sold prior to maturity. During fiscal year 1997, available-for-sale debt securities sold amounted to $1,985,000, resulting in $8,000 of gross realized gains. At March 31, 1998, by contractual maturity, all of the available-for sale securities are due in one year or less.

3.     INTANGIBLE AND OTHER ASSETS

       Intangible and other assets consist primarily of patents and employee receivables. Amounts due from employees as of March 31, 1998 and 1997 of $159,000 and $167,000, respectively, consist primarily of secured promissory notes that bear interest of approximately five percent and have terms of up to nine years. Principal and interest are due and payable upon maturity.

4.     DEBT AND COMMITMENTS

       As of March 31, 1998, the Company has fully amortized its obligation under capital leases and debt arrangements; accordingly, the carrying value was $0, net of $2,855,000 accumulated amortization at March 31, 1998, and $124,000, net of $2,731,000 accumulated amortization at March 31, 1997. Amortization expense for leased assets is included in depreciation and amortization expense. The Company has an extension on one remaining capital lease and future minimum payments under that arrangement total $8,000 in fiscal 1999.

       The Company leases its office, laboratory and manufacturing facility under a noncancelable operating lease which expires in the year 2004 and contains several option periods to extend the lease up to an additional 18 years. Payments are adjusted based on changes in the Consumer Price Index ("CPI"), under the terms of the facility lease agreement. Deferred rent reflects the landlord's funding of certain leasehold improvements prior to lease commencement and is amortized over the lease term to offset rent expense. The Company also leases certain equipment under noncancelable operating leases. Rent expense was $1.1 million, $1.2 million, and $1.2 million for the years ended March 31, 1998, 1997, and 1996 respectively.

       Future minimum lease payments under operating leases at March 31, 1998 (exclusive of potential CPI adjustments) are as follows (in thousands):

                                                          Operating
                                                           Leases
                                                          --------
           1999                                           $  1,281
           2000                                              1,281
           2001                                              1,089
           2002                                              1,089
           2003                                              1,089
           Thereafter                                        1,089
                                                          --------
           Total minimum lease payments                   $  6,918
                                                          ========

5.     INCENTIVE AND BENEFIT PLANS

       In September 1997, the stockholders approved an increase in the number of shares reserved for issuance under the Company's 1991 Stock Option Plan from 1,500,000 to 3,000,000 shares of common stock. Under the 1991 Directors' Stock Option Plan, 200,000 shares of Celtrix's common stock have been reserved for issuance. The exercise prices under these plans are determined by the Board of Directors or its committee and may not be less than 100% of the fair market value of Celtrix's common stock at the time of grant. The options expire ten years from the date of grant, unless otherwise provided in the option agreement. The options generally become vested and exercisable over four years.

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

       Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 6.03%, 6.55% and 5.87%; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of .792 for 1998 and .733 for 1997 and 1996; and an expected option life of 5 years.

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

       Under Celtrix's 1991 Employee Stock Purchase Plan, of which 250,000 shares of common stock have been reserved for issuance, employees have an opportunity to purchase common stock of Celtrix at 85% of the fair market value at the beginning or end of each 12-month offering period, whichever is lower. The first offering period commenced January 1, 1994. As of March 31, 1998, 176,880 shares of common stock have been issued to company employees. The fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.59%, 5.66% and 5.09%; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of .792 for 1998 and .733 for 1997 and 1996; and an expected life of 1 year.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for net loss per share information):

                                             1998             1997              1996
                                           --------         --------         ---------
       Pro forma net loss                  $(13,275)        $(12,929)         $(7,342)
       Pro forma net loss per share        $  (0.63)        $  (0.85)         $(0.52)

       The weighted-average fair value of options granted during 1998, 1997 and 1996 was $1.59, $1.47 and $1.55, respectively. Because SFAS 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until fiscal 1999.

       A summary of the Company's stock option activity, which includes the 1991 Stock Option Plan and the 1991 Directors' Stock Option Plan, for the years ended March 31 follows:

                                                                    Outstanding Options
                                                    ----------------------------------------------------
                                   Shares                                                  Weighted-
                                  Available          Number of            Price             Average
                                  For Grant           Shares             Per Share       Exercise Price
                                 ----------         ----------         -------------    ----------------
Balance at March 31, 1995           787,587            900,488         $2.50-$11.50         $3.87
Options granted                    (640,699)           640,699         $1.25-$2.63          $2.39
Options canceled                    506,447           (506,447)        $2.50-$9.50          $3.90
                                 ----------         ----------         -------------        -----
Balance at March 31, 1996           653,335          1,034,740         $1.25-$11.50         $2.94
Options granted                    (137,116)           137,116         $1.94-$3.94          $2.45
Options exercised                        --            (20,249)        $1.31-$2.63          $2.52
Options canceled                    191,249           (191,249)        $1.31-$9.50          $4.30
                                 ----------         ----------         -------------        -----
Balance at March 31, 1997           707,468            960,358         $1.25-$11.50         $2.61
Shares authorized                 1,500,000                 --                   --            --
Options granted                  (1,073,783)         1,073,783         $2.00-$2.94          $2.34
Options canceled                    272,450           (272,450)        $2.44-$3.94          $2.60
                                 ----------         ----------         -------------        -----
Balance at March 31, 1998         1,406,135          1,761,691         $1.25-$11.50         $2.39
                                 ==========         ==========         =============        =====


       The following table summarizes information concerning outstanding options at March 31, 1998:

                                             Options Outstanding                           Options Exercisable
                              ----------------------------------------------         ------------------------------
                                                   Weighted-       Weighted-                              Weighted-
                                                    Average         Average                                Average
                                  Options          Remaining       Exercise               Options         Exercise
Range of Exercise Price         Outstanding    Contractual Life      Price              Exercisable         Price
-----------------------       ----------------------------------------------         ------------------------------
$1.25 - $2.50                      1,004,008          8.2            $2.17                378,970           $2.25
$2.63 - $3.94                        752,433          8.3            $2.64                315,968           $2.70
$5.50 - $11.50                         5,250          4.4            $7.71                  5,180           $7.73
                              --------------                                         ------------
                                   1,761,691                                              700,118
                              ==============                                         ============

       Under Celtrix's 1991 retirement savings plan ("401(k) Plan"), employees may elect to defer up to 20% of their total compensation, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. There were no employer contributions to the plan as of March 31, 1998.

6.     STOCKHOLDERS' EQUITY

       In April 1997, the Company completed a private placement of 5,721,876 shares of newly issued shares of common stock at $2.438 per share. For every two shares of stock issued, the Company also issued a warrant to purchase an additional share of Celtrix common stock at $2.682 per share. The warrants are exercisable only after the shares of stock are held for at least one year and as of March 31, 1998, there were 2,758,391 warrants outstanding related to this financing (102,543 were cancelled due to the sale of stock). The warrant expires in April 2000. The net proceeds to the Company, after fees and expenses of approximately $619,000, were $13.3 million.

7.     RELATED PARTY TRANSACTIONS

       Pursuant to the distribution of Celtrix common stock by Collagen in February 1991, Celtrix entered into various agreements with Collagen, including a Vitrogen(R) 100 Collagen manufacturing agreement. In January 1995, Celtrix entered into a separate agreement with Collagen under which Collagen was granted distribution rights and an option to purchase the Vitrogen business; Collagen exercised the purchase option for $400,000 in May 1995. This revenue is reported as related party revenue in 1996.

8.     LICENSE AND COLLABORATIVE ARRANGEMENTS

       In July 1994, Celtrix entered into a license agreement with The Green Cross Corporation ("Green Cross"), covering the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan. Under the terms of the agreement, Green Cross was to be responsible for all related research, development and marketing, as well as manufacturing the product to support its preclinical, clinical and commercial needs in Japan. The agreement provided for Celtrix to receive licensing fees, milestone payments upon Green Cross accomplishing specific product development activities and royalties on future product sales. Celtrix retained full rights outside of Japan to SomatoKine and also to related know-how and technology developed by Green Cross. In April 1998, Green Cross was merged with Yoshitomi Pharmaceuticals Industries, Ltd. ("Yoshitomi"). In May 1998, Celtrix received notice from Yoshitomi of its intent to terminate this license agreement. The impact on the Company of dissolving the collaboration would be loss of potential revenues from milestone and license payments and royalties on future product sales. However, upon termination, Celtrix will regain the rights to the treatment of osteoporosis in Japan.

       In June 1994, the Company entered into a product development, license and marketing agreement with Genzyme Corporation ("Genzyme") on TGF-beta-2 which includes equity investments, milestone payments and potential royalties to Celtrix. As part of the agreement, Celtrix sold to Genzyme 1,550,388 shares of Celtrix common stock in June 1994, and subsequently, in December 1995 Celtrix exercised the option to receive an additional investment by Genzyme for 1,472,829 shares of Celtrix common stock resulting in $4.4 million of net proceeds to the Company. Under recently amended terms, Genzyme has been granted expanded worldwide commercialization rights for all systemic applications and select local applications of TGF-beta-2 to include Japan, China, Korea and Taiwan; in exchange, Genzyme released Celtrix from certain service and royalty obligations under the original agreement. Celtrix has retained rights to select applications of TGF-beta-2 and the

Company has the option to reacquire rights to other product applications not pursued by Genzyme. In December 1997, the Company also entered into a new license agreement with Genzyme granting Genzyme a worldwide exclusive royalty-bearing license to TGF-beta antibodies, and license and sublicense rights to TGF-beta receptor. Under the terms of the agreement, Genzyme will assume the licensing and royalty obligations of Celtrix related to TGF-beta receptor.

       Since inception, Celtrix has entered into various other research and development and licensing arrangements. Some of these agreements contain royalty and other obligations.

9.     GAIN ON SALE OF INVESTMENTS

       In June 1997, the Company sold 43,750 shares of Prograft Medical, Inc. preferred stock, resulting in the recording of $737,000 in gain on investment. These shares were held by Celtrix since 1993.

       In 1996, Celtrix liquidated an equity investment of 231,480 shares of Metra Biosystems, Inc. common stock, resulting in the recording of $3.5 million in gain on investment.

10.    INCOME TAXES

       At March 31, 1998, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $113.4 million and $4.1 million, respectively, expiring in the years 2006 through 2013. The federal net operating loss carryforward differs from the accumulated deficit principally due to (i) the nondeductibility for tax purposes of the charges for in-process research and development resulting from the BioGrowth, Inc. merger and the Baltimore Biotech, Inc. acquisition, and (ii) timing difference in the recognition of certain revenue and expense items for financial and federal tax reporting purposes (primarily certain expenses not currently deductible). Approximately $8.8 million of the total federal net operating losses are available only to offset future consolidated taxable income to the extent contributed by the Company's wholly owned subsidiary, BioGrowth, Inc.

       Utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986.

       Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of March 31 are as follows (in thousands):

        Deferred tax assets:                                           1998             1997
                                                                     --------         --------
               Net operating loss carryforwards                      $ 39,100         $ 35,100
               Research credits                                         5,500            4,800
               Acquired intangibles                                        --               --
               Research expenses capitalized for tax purposes           2,200            3,700
               Other-net                                               (1,000)          (2,600)
                                                                     --------         --------
               Net deferred tax assets                                 45,800           41,000
               Valuation allowance for deferred tax assets            (45,800)         (41,000)
                                                                     --------         --------
               Total deferred tax assets                             $     --         $     --
                                                                     ========         ========

     The valuation allowance increased by $4.8 million, $5.2 million, and $2.9 million during the years ended March 31, 1998, 1997, and 1996, respectively.

11.      SUBSEQUENT EVENT (UNAUDITED)

         In May 1998, the Board of Directors approved the Company to increase its authorized shares of common and preferred stocks to 60,000,000 and 10,000,000 shares, respectively. This action received majority stockholder approval and the Company amended and restated its Certificate of Incorporation to effect the increase in July 1998.

                                INDEX TO EXHIBITS


EXHIBIT
NO.                        DESCRIPTION
3.1     -                  Certificate of Incorporation of the Registrant, as amended and restated.

23.1    -                  Consent of Ernst & Young LLP, Independent Auditors.

24      -                  Power of Attorney. (see page 38 of this report.)

27      -                  Financial Data Schedule