Form 10-Q
period 1998-06-30
CELTRIX PHARMACEUTICALS INC
filed 1998-08-14
CIK 871395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the quarterly period ended June 30, 1998
                                    -------------

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the transition period from __________ to __________.


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

As of August 12, 1998, the Registrant had outstanding 21,061,053 shares of Common Stock.

                          CELTRIX PHARMACEUTICALS, INC.
                                      INDEX


                                                                                Page No.
                                                                                --------
PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 1998
           and March 31, 1998..................................................    3

         Condensed Consolidated Statements of Operations for the three-
           month periods ended June 30, 1998 and 1997..........................    4

         Condensed Consolidated Statements of Cash Flows for the three-
           month periods ended June 30, 1998 and 1997..........................    5

         Notes to Condensed Consolidated Financial Statements..................    6

Item 2:  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................    8

PART II. OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds.............................   13

Item 6:  Exhibits and Reports on Form 8-K......................................   14

SIGNATURES ....................................................................   15

                          PART I. FINANCIAL INFORMATION

                          CELTRIX PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                June 30,        March 31,
                                                                  1998            1998
                                                                ----------      ---------
                                                               (Unaudited)         (1)
Assets
   Current assets:
        Cash and cash equivalents                               $   2,372       $   1,608
        Short-term investments                                      2,166           6,305
        Receivables and other current assets                           31             219
                                                                ---------       ---------
          Total current assets                                      4,569           8,132

   Property and equipment, net                                      6,757           7,062
   Intangible and other assets, net                                 2,724           2,682
                                                                ---------       ---------
                                                                $  14,050       $  17,876
                                                                =========       =========

Liabilities and Stockholders' Equity
   Current liabilities:
        Accounts payable                                        $     723       $     751
        Accrued compensation and other accrued liabilities          1,181           1,483
        Current portion of capital lease obligations                   --               8
                                                                ---------       ---------
          Total current liabilities                                 1,904           2,242

   Deferred rent                                                      853             890

   Stockholders' equity:
        Preferred stock                                                --              --
        Common stock                                                  211             211
        Additional paid-in capital                                131,542         131,542
        Accumulated deficit                                      (120,460)       (117,009)
                                                                ---------       ---------
          Total stockholders' equity                               11,293          14,744
                                                                ---------       ---------
                                                                $  14,050       $  17,876
                                                                =========       =========

------------

(1) Derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                               Three Months Ended
                                                    June 30,
                                            -------------------------
                                              1998             1997
                                            --------         --------
Revenues                                    $     36         $     24
                                            --------         --------
                                                  36               24
Costs and expenses:
   Research and development                    3,001            3,005
   General and administrative                    563              548
                                            --------         --------
                                               3,564            3,553

                                            --------         --------
Operating loss                                (3,528)          (3,529)

Interest income, net                              75              224

Gain on sale of investment in
           Prograft Medical, Inc.                 --              737

                                            --------         --------
Net loss                                    $ (3,453)        $ (2,568)
                                            ========         ========

Basic and diluted net loss per share        $  (0.16)        $  (0.12)
                                            ========         ========

Shares used in basic and diluted per
        share computation                     21,061           20,985
                                            ========         ========

See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)
                                   (Unaudited)



                                                                    Three Months Ended
                                                                         June 30,
                                                                  -----------------------
                                                                   1998            1997
                                                                  -------        --------
Cash flows from operating activities:
   Net loss                                                       $(3,453)       $ (2,568)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Gain on sale of investment in Prograft Medical, Inc.              --            (737)
     Depreciation and amortization                                    395             444
     Other adjustments related to changes in operating
      accounts                                                       (142)            (37)
                                                                  -------        --------
        Net cash used in operating activities                      (3,200)         (2,898)

Cash flows from investing activities:
   Decrease (increase) in available-for-sale securities             4,141          (9,635)
   Capital expenditures                                               (56)            (19)
   Increase in intangible and other assets                           (113)           (117)
                                                                  -------        --------
        Net cash provided by (used in) investing activities         3,972          (9,771)

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                         --          13,352
   Principal payments under lease obligations                          (8)           (119)
                                                                  -------        --------
        Net cash (used in) provided by financing activities            (8)         13,233

                                                                  -------        --------
Net increase in cash and cash equivalents                             764             564
Cash and cash equivalents at beginning of period                    1,608           2,734
                                                                  -------        --------
Cash and cash equivalents at end of period                        $ 2,372        $  3,298
                                                                  =======        ========


See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Condensed Consolidated Interim Financial Statements

        The condensed consolidated balance sheet as of June 30, 1998 and the condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 1998 and 1997, have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary to present fairly the Company's financial position, results of its operations and its cash flows. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 1998 in the Company's 1998 Annual Report to Stockholders.

        The accompanying financial statements have been prepared assuming that the Company continues as a going concern. At June 30, 1998, the Company had net working capital of $2.7 million and an accumulated deficit of $120.5 million, and incurred a net loss of $3.5 million for the quarter ended June 30, 1998. Current cash, cash equivalents and short-term investments will not be sufficient to fund operations for the next twelve months. The Company is currently in the process of raising additional capital through an equity offering. The Company also pursues the possibility of securing additional capital through corporate partner arrangements that are consistent with the Company's product development and commercialization strategies and evaluating other options including mergers and acquisitions. There can be no assurance that the Company will be able to raise any additional funds or enter into any collaborative arrangement on terms favorable to the Company, or at all. If the Company is unable to obtain the necessary capital, significant reduction in spending and the delay or cancellation of planned activities or more substantial restructuring options will be necessary. These actions will have material adverse effects on the Company's business, results of operations and prospects.

2.      Recent Pronouncement

        As of April 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Total comprehensive income was not significant during the periods ended June 30, 1998 and 1997.

3.      Stockholders' Equity

        In May 1998, the Board of Directors approved an increase to the Company's authorized shares of Common and Preferred Stocks to 60,000,000 and 10,000,000 shares, respectively. This action received majority shareholder approval and the Company amended and restated its Certificate of Incorporation to effect the increase in July 1998.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the financial statements and notes thereto in the Company's 1998 Annual Report to Stockholders.

OVERVIEW

        Celtrix Pharmaceuticals, Inc. is a biopharmaceutical company developing novel therapeutics for the treatment of seriously debilitating, degenerative conditions primarily associated with severe trauma, chronic diseases or aging. The Company's focus is on regenerating lost tissue and metabolic processes essential for the patient's health and quality of life. Ongoing product development programs target severe osteoporosis, including hip fracture surgery in the elderly, traumatic burns and diabetes. Other potential indications include protein wasting diseases associated with cancer, AIDS, advanced kidney failure and other life-threatening conditions.

        The Company's development focus is on SomatoKine, a naturally occurring complex comprised of the anabolic hormone insulin-like growth factor-I (IGF-I) and its primary binding protein, BP3. IGF-I is known to play a major role in diverse biological processes, including muscle and bone formation, tissue repair and endocrine regulation. However, limitations associated with administering free IGF-I therapeutically have proven significant because IGF-I does not naturally exist in quantity free of its binding proteins. SomatoKine delivers IGF-I complexed with BP3, which contains biological information important for the body's natural regulation of IGF-I bioavailability and biodistribution, and the resulting complex does not display the acute limitations seen in free IGF administration.

        Results from the Company's three earlier Phase I studies demonstrated that the repeated or continuous administration of SomatoKine safely delivers IGF-I at substantially higher dosage levels than have ever been achievable with free IGF-I, increasing the peak blood concentration of IGF-I up to 35-fold its normal level. Furthermore, the elevated levels substantially stimulated bone and connective tissue metabolism.

        Based on these positive results, the Company initiated a Phase II clinical feasibility study in early 1997, using SomatoKine to treat severe osteoporosis patients recovering from hip fracture surgery. Following the trauma of hip fracture, patients typically suffer an accelerated loss of hip bone mineral density (BMD) which predisposes them to a high risk of refracture. Interim results from patients treated with SomatoKine for eight weeks showed a substantial retention in their hip bone mineral density, particularly in the hip joint area (femoral neck). Final patient follow-up and data analysis are anticipated in fourth quarter 1998. The Company intends to establish corporate partnership(s) to continue the global development of SomatoKine for severe osteoporosis.

        In mid-1997, the Company began a Phase II clinical feasibility study in severely burned patients. Severe burns patients typically have low IGF-I levels which may be connected to the disruption of the biological processes that are essential for efficient and successful healing and protection from complications. Interim results provided evidence that SomatoKine improved the metabolic processes involved in maintaining muscle protein and, furthermore, appeared to have a positive effect on the immune system of these severely burned patients. Positive findings from this study will serve as the basis for a pivotal Phase III clinical study in burn patients in 1999.

        In July 1998, Celtrix initiated a Phase II feasibility study in Type I diabetes. This 12-patient study will investigate SomatoKine's potential to reduce the need for exogenous (injected) insulin and improve blood glucose control. A number of parameters are being measured including the amount of insulin required for optimal glycemic control. Clinical findings from this study will be used to establish corporate partnership(s) for future development of SomatoKine in diabetes.

      The Company has a product development, license and marketing agreement with Genzyme Corporation ("Genzyme") for TGF-beta-2, a potential pharmaceutical based on a naturally occurring compound which appears to play an important role in regulating healthy cell functions. Under amended terms in December 1997, the Company granted Genzyme expanded territory rights to TGF-beta-2 to include Japan, China, Korea and Taiwan. Additionally, under a separate license agreement, Genzyme was granted a worldwide royalty-bearing license to TGF-beta antibodies and receptor technology. The Company is not currently pursuing an in-house TGF-beta-2 program.

      The Company entered into a license agreement with The Green Cross Corporation ("Green Cross") in 1994, covering the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan. In April 1998, Green Cross was acquired by Yoshitomi Pharmaceuticals Industries, Ltd. ("Yoshitomi"), and in May 1998, Yoshitomi terminated the

Green Cross license agreement with Celtrix. The result of the termination is loss of potential revenues from milestone and license payments and royalties on future product sales. However, Celtrix regains the rights to the treatment of osteoporosis in Japan.

        Celtrix has not earned substantial revenues from product sales and at June 30, 1998 has an accumulated deficit of $120.5 million. The Company expects to incur additional operating losses, which may fluctuate from quarter to quarter, for at least the next several years as the Company expands its development activities, including clinical trials and manufacturing.

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

RESULTS OF OPERATIONS

        Celtrix incurred a net loss of $3.5 million or $0.16 per share for the quarter ended June 30, 1998, compared to $2.6 million or $0.12 per share for the same period in 1997. The increase in net loss for the three-month period ended June 30, 1998 is due primarily to a gain on investment and higher interest income recorded for the same period in 1997.

        Revenues increased to $36,000 for the three-month period ended June 30, 1998 from $24,000 for the same period in 1997 due primarily to the sale of material for research purposes.

        Operating expenses of $3.6 million for the three-month period ended June 30, 1998 were comparable to the three-month period ended June 30, 1997.

        Net interest income of $75,000 for the three-month period ended June 30, 1998 decreased from $224,000 for the same period in 1997 due primarily to the decrease in average cash, cash equivalent and short-term investment balances.

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

        At June 30, 1998, Celtrix's cash, cash equivalents and short-term investments were $4.5 million compared to $7.9 million at March 31, 1998. The net decrease of $3.4 million was due primarily to cash outlays consisting of $3.2 million in net cash and investments used in operating activities and $177,000 used in investing and financing activities.

        The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At June 30, 1998, the Company had net working capital of $2.7 million and an accumulated deficit of $120.5 million, and incurred a net loss of $3.5 million for the quarter ended June 30, 1998. Current cash, cash equivalents and short-term investments will not be sufficient to fund operations for the next twelve months. The Company is currently in the process of raising additional capital through an equity offering. The Company also pursues the possibility of securing additional capital through corporate partner arrangements that are consistent with the Company's product development and commercialization strategies and evaluating other options including mergers and acquisitions. There can be no assurance that the Company will be able to raise any additional funds or enter into any collaborative arrangement on terms favorable to the Company, or at all. If the Company is unable to obtain the necessary capital, significant reduction in spending and the delay or cancellation of planned activities or more substantial restructuring options will be necessary. These actions will have material adverse effects on the Company's business, results of operations and prospects.

        The Company anticipates that it will expend significant capital resources in product research and development, which is typical in the biopharmaceutical industry. Capital resources may also be used for the acquisition of complementary businesses, products or technologies. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, progress with clinical trials, the cost of scaling up manufacturing and establishing facilities, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting, enforcing and defending patent claims, competition in technological and market developments, the establishment of and changes in collaborative relationships and the cost of commercialization activities and arrangements. The Company anticipates that it will be required to raise substantial additional capital over a period of several years in order to continue its research and development programs, including clinical trials, and to prepare for commercialization by expanding manufacturing and marketing capabilities. No assurance can be given that such additional funds will be available on reasonable terms, or at all. The unavailability of such financing could delay or prevent the development and marketing of the Company's potential products.

FORWARD-LOOKING STATEMENTS

        The Company notes that certain of the foregoing statements are forward looking within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from the statements made due to a variety of factors including, but not limited to, the ability to obtain financing for the Company's working capital, the ability to enroll a sufficient number of patients in clinical feasibility studies, as well as future company research, clinical study results, the regulatory approval process, competitive products, and other risk factors which are described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

                           PART II. OTHER INFORMATION
                          CELTRIX PHARMACEUTICALS, INC.


Item 2. Changes in Securities and Use of Proceeds.

     (a)  Securities Sold

          (I) On April 1, 1997, the Company issued and sold to purchasers in a private placement 5,721,876 shares of the Company's Common Stock (the "Shares") and warrants exercisable for 2,860,934 shares of the Company's Common Stock (the "Warrants"). The Shares and Warrants were sold in the form of "Units" which consisted of two Shares of Common Stock to purchase one share of Warrant.

          (II) On December 15, 1995, the Company issued and sold to Genzyme Corporation pursuant to a 1994 Product Development, License and Marketing Agreement, 1,472,829 shares (the "Genzyme Shares") of the Company's Common Stock.

     (b)  Underwriters and Other Purchasers

          There were no underwriters for the foregoing transactions mentioned in
          (a)(I) and (a)(II). A finders fee of $520,000 was paid to BioAsia LLC in connection with the private placement described in (a)(I) above. The Shares and Warrants were offered only to a group of accredited investors. The Genzyme Shares were offered only to Genzyme Corporation, an accredited investor.

     (c)  Consideration

          (I) The Shares and Warrants from the April 1997 private placement were sold for an aggregate offering price of $13,949,955.60.

          (II) The shares issued to Genzyme Corporation were sold for an aggregate price of $4,418,487.00.

     (d)  Exemption from Registration Claimed

          (I) The foregoing transaction under (a)(I) was exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Rule 506 of Regulation D, which provides an exemption for sales without regard to the dollar amount of the offering, provided that there are no more than 35 purchasers, and the sale satisfies all terms and conditions of Rules 501 and 502 under the Act.

          (II) The foregoing transaction under (a)(II) was exempt from registration under the Act pursuant to Rule 505 of Regulation D, which provides an exemption for sales of securities not exceeding $5 million, provided that there are no more than 35 purchasers, and the sale satisfies all terms and conditions of Rules 501 and 502 under the Act.

     (e)  Terms of Conversion or Exercise

          In connection with the April 1997 private placement, the Warrants are exercisable at a price of $2.6818 per share and expire on April 1, 2000. If the holder of a Unit sold any Shares between April 1, 1997 and April 1, 1998, the number of shares issuable upon exercise of that holder's Warrant would have been reduced by an amount equal to 0.5 multiplied by the number of Shares sold or otherwise disposed of during such period. Also, in the event that the average of the daily high and low bid price per share of the Company's Common Stock as reported on the Nasdaq National Market (or such other equivalent market or exchange) exceeds $4.876 for a period of thirty (30) consecutive trading days (a "Callable Event"), then the Company may, on or before the tenth (10th) trading day after such Callable Event has occurred, send a written notice to the Warrantholder that a Callable Event has occurred and that the Warrant shall terminate on the thirtieth (30th) day after the date the notice became effective.


Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          27.1   Financial Data Schedule

     (b) The Company filed the following reports on Form 8-K during the quarter ended June 30, 1998:

          Report Date:  April 20, 1998
          Item 5.       Other Events

          The Registrant announced that SomatoKine(R) demonstrates effectiveness in preventing muscular atrophy.

          Report Date:  May 4, 1998
          Item 5.       Other Events

          The Registrant announced initial clinical results on Celtrix's SomatoKine(R) treatment for severe burns.

          Report Date:  May 14, 1998
          Item 5.       Other Events

          The Registrant announced its fiscal year-end financial results.

          Report Date:  June 3, 1998
          Item 5.       Other Events

          The Registrant announced that its Japanese partner, Yoshitomi Pharmaceutical Industries, Ltd., changed development plans regarding the SomatoKine(R) program in Japan.

          Report Date:  June 15, 1998
          Item 5.       Other Events

          The Registrant announced that SomatoKine(R) demonstrates potential to treat protein wasting diseases.

                                          SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CELTRIX PHARMACEUTICALS, INC. (Registrant)



Date:  August 13, 1998           By:   /s/ DONALD D. HUFFMAN
                                 ----------------------------------------------
                                 Donald D. Huffman
                                 Vice President, Finance and Administration and
                                 Chief Financial Officer (Duly authorized
                                 principal financial and accounting officer)

                               INDEX TO EXHIBITS


Exhibit
Number         Description
------         -----------
  27.1         Financial Data Schedule