Form 10-Q
period 1998-09-30
CELTRIX PHARMACEUTICALS INC
filed 1998-11-20
CIK 871395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September 30, 1998

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from__________to___________.


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

As of October 31, 1998, the Registrant had outstanding 21,061,053 shares of Common Stock.

                          CELTRIX PHARMACEUTICALS, INC.
                                      INDEX

                                                                                Page No.
PART I.    FINANCIAL INFORMATION

Item 1:    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 1998
              and March 31, 1998..............................................      3

           Condensed Consolidated Statements of Operations for the
              three-and six-month periods ended September 30, 1998 and 1997...      4

           Condensed Consolidated Statements of Cash Flows for the
              three-and six-month periods ended September 30, 1998 and 1997...      5

           Notes to Condensed Consolidated Financial Statements...............      6

Item 2:    Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................      8

PART II.   OTHER INFORMATION

Item 2:    Changes in Securities and Use of Proceeds...........................     21

Item 4:    Submission of Matters to a Vote of Security Holders.................     22

Item 6:    Exhibits and Reports on Form 8-K....................................     22

SIGNATURES.....................................................................     24

                          PART I. FINANCIAL INFORMATION

                          CELTRIX PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                         September 30,         March 31,
                                                              1998              1998
                                                            ---------         ---------
                                                           (Unaudited)           (1)
Assets
    Current assets:
        Cash and cash equivalents                           $   1,002         $   1,608
        Short-term investments                                     --             6,305
        Receivables and other current assets                      165               219
                                                            ---------         ---------
          Total current assets                                  1,167             8,132

    Property and equipment, net                                 1,103             7,062
    Intangible and other assets, net                            2,620             2,682
                                                            ---------         ---------
                                                            $   4,890         $  17,876
                                                            =========         =========

Liabilities and Stockholders' Equity
    Current liabilities:
        Accounts payable                                    $     583         $     751
        Other accrued liabilities                               1,146             1,483
        Accrued restructuring reserve                             474                --
        Current portion of capital lease obligations               --                 8
                                                            ---------         ---------
          Total current liabilities                             2,203             2,242

    Deferred rent                                                  --               890

    Stockholders' equity:
        Preferred stock                                            --                --
        Common stock                                              211               211
        Additional paid-in capital                            131,542           131,542
        Accumulated deficit                                  (129,066)         (117,009)
                                                            ---------         ---------
          Total stockholders' equity                            2,687            14,744
                                                            ---------         ---------
                                                            $   4,890         $  17,876
                                                            =========         =========


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

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                               Three Months Ended                Six Months Ended
                                                  September 30,                    September 30,
                                            -------------------------         -------------------------
                                              1998             1997             1998             1997
                                            --------         --------         --------         --------
Revenues:
    Product sales                           $     --         $     33         $     10         $     33
    Other revenues                                23               22               49               46
                                            --------         --------         --------         --------
                                                  23               55               59               79

Costs and expenses:
    Cost of sales                                 --                1               --                1
    Research and development                   2,817            3,060            5,818            6,065
    General and administrative                   667              399            1,230              947
    Restructuring costs                        5,178               --            5,178               --
                                            --------         --------         --------         --------
                                               8,662            3,460           12,226            7,013

                                            --------         --------         --------         --------
Operating loss                                (8,639)          (3,405)         (12,167)          (6,934)

Interest income, net                              33              192              108              416

Gain on sale of investment in
            Prograft Medical, Inc.                --               --               --              737

                                            --------         --------         --------         --------
Net loss                                    $ (8,606)        $ (3,213)        $(12,059)        $ (5,781)
                                            ========         ========         ========         ========


Basic and diluted net loss per share        $  (0.41)        $  (0.15)        $  (0.57)        $  (0.28)
                                            ========         ========         ========         ========

Shares used in basic and diluted per
          share computation                   21,061           20,985           21,061           20,985
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

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)
                                   (Unaudited)


                                                                         Six Months Ended
                                                                           September 30,
                                                                     -------------------------
                                                                       1998             1997
                                                                     --------         --------
Cash flows from operating activities:
    Net loss                                                         $(12,059)        $ (5,781)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Write off of leasehold improvements                               5,311               --
      Reduction in deferred rent liability                               (890)              --
      Depreciation and amortization                                       864              868
      Gain on sale of investment in Prograft Medical, Inc.                 --             (737)
      Other adjustments related to changes in operating
        accounts                                                           23             (305)
                                                                     --------         --------
          Net cash used in operating activities                        (6,751)          (5,955)

Cash flows from investing activities:
    Decrease (increase) in available-for-sale securities                6,307           (6,840)
    Capital expenditures                                                  (72)             (80)
    Increase in intangible and other assets                               (82)            (224)
                                                                     --------         --------
          Net cash provided by (used in) investing activities           6,153           (7,144)

Cash flows from financing activities:
    Proceeds from issuance of common stock, net                            --           13,339
    Principal payments under lease obligations                             (8)            (231)
                                                                     --------         --------
          Net cash (used in) provided by financing activities              (8)          13,108

                                                                     --------         --------
Net increase in cash and cash equivalents                                (606)               9
Cash and cash equivalents at beginning of period                        1,608            2,734
                                                                     --------         --------
Cash and cash equivalents at end of period                           $  1,002         $  2,743
                                                                     ========         ========



See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Condensed Consolidated Interim Financial Statements

         The condensed consolidated balance sheet as of September 30, 1998 and the condensed consolidated statements of operations and cash flows for the three- and six-month periods ended September 30, 1998 and 1997, have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary to present fairly the Company's financial position, results of its operations and its cash flows. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

         The accompanying financial statements have been prepared assuming that the Company continues as a going concern. At September 30, 1998, the Company had negative working capital of $1.0 million, an accumulated deficit of $129.1 million, and incurred a net loss of $8.6 million for the quarter ended September 30, 1998 which included a $5.2 million restructuring charge (see Note 3). In November 1998, the Company completed a private placement, resulting in net proceeds to the Company of approximately $1.9 million, reversing the negative working capital position on a pro forma basis (see Note 4). Current cash, cash equivalents and short-term investments, including proceeds from this financing, and the sale of fixed assets as a result of discontinuing the Company's manufacturing operations in connection with the September 1998 restructuring (see Note 3), will be sufficient to fund ongoing operations into the third calendar quarter of 1999. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

2. Recent Pronouncement

         As of April 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Total comprehensive income was not significant during the periods ended September 30, 1998 and 1997.

3. Restructuring Charges

         In September 1998, Celtrix announced that it would restructure the Company to focus on the clinical development of SomatoKine, cease manufacturing operation and reduce the cash burn rate. As a result of this action, the Company recognized a $5.2 million restructuring charge in the quarter ended September 30, 1998; the components are as follows:

                                                                          Non-         Future
(In thousands)                                           Cash             Cash       Cash Outlays
                                                        ------          -------      ------------
Write-off of leasehold improvements (1)                                 $ 5,311
Severance benefit expenses                              $  358                         $   213
Non-cancelable operating lease obligations                 250                             186
Other restructuring-related charges                         75                              75
Reduction of deferred rent liability (2)                                   (816)
                                                        ------          -------        -------
                                                        $  683          $ 4,495        $   474
                                                        ======          =======        =======

(1)     In connection with the plan to cease manufacturing operation.

(2) Represents a portion of leasehold improvements that were funded by the landlord.

4. Subsequent Event

         In November 1998, the Company completed a private placement of 4,000,000 shares of newly issued common stock at $0.50 per share pursuant to a Common Stock and Warrant Purchase Agreement dated October 12, 1998, resulting in net proceeds to the Company of approximately $1.9 million. For every share of stock issued, the Company also issued one and one-half warrants to purchase additional shares at $0.55 per share. The warrants are exercisable beginning in January 1999 and will expire in January 2002.

         The following pro-forma financial data gives effect, as of September 30, 1998, to the private placement described above:

                                                               Actual           Pro-Forma
(In thousands)                                                 Balance          Balance
                                                               -------          -------
Cash, cash equivalents and short-term investments              $ 1,002           $2,902
Working capital                                                $(1,036)          $  864
Stockholders' equity                                           $ 2,687           $4,587

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

         Based on these positive results, the Company initiated a Phase II clinical feasibility study in early 1997, using SomatoKine to treat severe osteoporosis patients recovering from hip fracture surgery. Following the trauma of hip fracture, patients typically suffer an accelerated loss of hip bone mineral density (BMD) which predisposes them to a high risk of refracture. Interim results from patients treated with SomatoKine for eight weeks showed a substantial retention in their hip bone mineral density. Final patient follow-up and data analysis are anticipated in fourth calendar quarter 1998. The Company intends to establish corporate partnership(s) to continue the global development of SomatoKine for severe osteoporosis.

         In mid-1997, the Company began a Phase II clinical feasibility study in severely burned patients. Severe burns patients typically have low IGF-I levels which may be connected to the disruption of the biological processes that are essential for efficient and successful healing and protection from complications. Interim results provided evidence that SomatoKine improved the metabolic processes involved in maintaining muscle protein. In addition, SomatoKine appeared to have a positive effect on the heart function and immune system of these severely burned patients. Clinical findings from this study will be used to establish corporate partnership(s) for future development of SomatoKine in severe burns.

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

         Celtrix has not earned substantial revenues from product sales and at September 30, 1998 has an accumulated deficit of $129.1 million. The Company expects to incur additional operating losses, which may fluctuate from quarter to quarter, for at least the next several years as the Company continues its clinical development of SomatoKine.

         Development of the Company's products beyond the current Phase II feasibility studies will require the commitment of substantial funding to conduct further clinical studies. Such additional funding will need to be raised through collaborative arrangements or through public or private financings, including equity financing. There can be no assurance that any such financing will be available to the Company or on terms attractive to the Company, or that the Company can enter into a collaborative relationship with a corporate partner for the continuation of the clinical trials in any of its current indications. Consequently, there can be no assurance that Celtrix will ever achieve either significant revenues from product sales or profitable operations. To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for and market its potential products. No assurance can be given that the Company's product development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

RESULTS OF OPERATIONS

         Celtrix incurred a net loss of $8.6 million and $12.1 million for the three- and six-month periods ended September 30, 1998, compared to $3.2 million and $5.8 million for the same periods in 1997. Net loss per share increased to $0.41 and $0.57 per share for the three- and six-months ended September 30, 1998, compared to $0.15 and $0.28 per share for the same periods in 1997. The increase in net loss and basic and diluted net loss per share for the three- and six-month periods ended September 30, 1998 is due primarily to the one-time restructuring charges made by the Company this quarter in its effort to reduce its cash burn rate.

         Revenues decreased to $23,000 and $59,000 for the three- and six-month periods ended September 30, 1998 from $55,000 and $79,000 for the same periods in 1997 due primarily to a reduction in sale of material for research purposes.

         Operating expenses increased to $8.7 million and $12.2 million for the three- and six-month periods ended September 30, 1998 from $3.5 million and $7.0 million for the same periods in 1997. The increase is due primarily to a one-time $5.2 million restructuring charge recorded in September 1998.

         Net interest income of $33,000 and $108,000 for the three- and six-month periods ended September 30, 1998 decreased from $192,000 and $416,000 for the same periods in 1997 due primarily to the decrease in average cash, cash equivalent and short-term investment balances.

         In September 1998, Celtrix announced that it would restructure the Company to focus on the clinical development of SomatoKine, and to significantly reduce its cash burn rate. Since sufficient clinical grade SomatoKine has been manufactured for the conduct of clinical trials over the next two years, the Company discontinued its manufacturing operations. As part of the restructuring, the Company reduced its work force by 59 employees, or approximately 80%, in September 1998. The Company intends to further reduce its work force by the end of the calendar year, for a total reduction of approximately 90%. The reduction in work force affects all levels of staff in manufacturing and other functions. Also, as a result of discontinuing its manufacturing operations, the Company is currently in the process of selling its equipment and other assets. The Company terminated its facility lease effective November 30, 1998.

         As a result, the Company recognized a $5.2 million restructuring charge in the quarter ended September 30, 1998, which included a net $4.5 million non-cash charge for the write-off of leasehold improvements, $358,000 for severance and benefit expenses, $250,000 related to certain non-cancelable operating lease obligations and $75,000 in other restructuring-related charges. Of the $5.2 million in restructuring charges, the Company had reserved $474,000 for future payments related to the restructuring at September 30, 1998, which include $213,000 for severance and benefit payments, $186,000 under non-cancelable operating leases and $75,000 in other anticipated payments. (See also Note 3.)

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

         At September 30, 1998, Celtrix's cash, cash equivalents and short-term investments were $1.0 million compared to $7.9 million at March 31, 1998. The net decrease of $6.9 million was due primarily to cash outlays consisting of $6.8 million in net cash and investments used in operating activities and $162,000 used in investing and financing activities.

         In November 1998, the Company completed a private placement of 4,000,000 shares of newly issued common stock at $0.50 per share pursuant to a Common Stock and Warrant Purchase Agreement dated October 12, 1998, resulting in net proceeds to the Company of approximately $1.9 million. In addition, for every share of stock issued, the Company also issued one and one-half warrants to purchase additional shares at $0.55 per share. (See also

Note 4.)

         The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At September 30, 1998, the Company had negative working capital of $1.0 million and an accumulated deficit of $129.1 million, and incurred a net loss of $8.6 million for the quarter ended September 30, 1998. The Company expects current cash, cash equivalents and short-term investments, including proceeds from the November 1998 financing and the sale of fixed assets as a result of discontinuing the manufacturing operations in connection with the September 1998 restructuring, will be sufficient to fund operations into the third calendar quarter of 1999. The Company will be required to seek additional funds to finance operations beyond that period. To minimize future dilution from additional equity financing, the Company plans to concentrate on establishing corporate partner arrangements and other opportunities that will enable the continued development of SomatoKine. Merger opportunities that are consistent with the Company's clinical development of SomatoKine will also be considered. There can be no assurance that the Company will be able to raise any additional funds or enter into any collaborative arrangement on terms favorable to the Company, or at all. If the Company is unable to obtain the necessary capital, it may be required to liquidate its assets or to cease operations.

         The Company anticipates that it will be necessary to expend significant capital resources to support further clinical development. Capital resources may also be required for the acquisition of complementary businesses, products or technologies. The Company's future capital requirements will depend on many factors, including progress with its clinical trials, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting, enforcing and defending patent claims, competition in technological and market developments, the establishment of and changes in collaborative relationships and the cost of commercialization activities and arrangements. The Company anticipates that it will be required to raise substantial additional capital over a period of several years in order to continue its clinical development programs and to prepare for commercialization. Raising additional funds may result in further dilution to then-existing shareholders. No assurance can be given that such additional funds will be available on reasonable terms, or at all. The unavailability of such financing could delay or prevent the development and marketing of the Company's potential products.

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

       History of Operating Losses; Accumulated Deficit

       The Company has incurred net operating losses in every year of operation since its inception. As of September 30, 1998, the Company had an accumulated deficit of approximately $129.1 million. Losses have resulted principally from costs incurred in connection with the Company's research and development activities and from general and administrative costs associated with the Company's operations. The Company expects to incur substantial and increasing operating losses for at least the next several years. The Company's ability to achieve profitability will depend in part on completing the research and development of, and obtaining regulatory approvals for, its products and successfully commencing product commercialization.

       Possible Volatility of Stock Price; Dividend Policy

       The market prices for securities of biopharmaceutical and biotechnology companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since the Company's Common Stock became listed for public trading, its market price has fluctuated over a wide range and the Company expects that it will continue to fluctuate. In addition, announcements concerning the Company or its competitors, the results of clinical trials, technological innovations or new commercial products, government regulations, developments concerning proprietary rights, litigation or public concern as to safety of the Company's potential products as well as changes in general market conditions may have a significant effect on the market price of Celtrix's common stock.

       The Company has never paid dividends on its capital stock and the Company does not anticipate paying any cash dividends in the foreseeable future.

       Future Capital Requirements and Uncertainty of Additional Funding

       After the completion of the November 1998 financing and the sale of fixed assets as a result of discontinuing its manufacturing operations, the Company anticipates that sufficient funds will be available to fund the Company's operations into the third calendar quarter of 1999, not including further clinical trials beyond the fourth quarter of 1998. Accordingly, further development of the Company's products will require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential therapeutic products to market and to establish production, marketing and sales capabilities. Such additional funding will need to be raised through collaborative arrangements or through public or private financings, including equity financing. Any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictions on the Company's ability to pay future dividends on its capital stock or the manner in which the Company conducts its business.

       There can be no assurance that any such financing will be available to the Company or on terms attractive to the Company, or that the Company can enter into a collaborative relationship with a corporate partner for the continuation of the clinical trials in any of its current indications. The inability to obtain funds, or to enter into additional corporate collaborations, may require the Company, ultimately, to liquidate its assets or to cease operations.

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

       Limited Manufacturing Experience and Capacity

       The Company's products must be manufactured in compliance with regulatory requirements and at acceptable costs. In September 1998, the Company implemented a restructuring plan to focus its operation on the clinical development of its lead drug compound, SomatoKine(R), and to reduce its cash burn rate. With sufficient clinical grade SomatoKine to support the conduct of clinical trials over the next two years, the Company discontinued its in-house manufacturing operations. In the future, the Company will need to contract its manufacturing operations or enter into corporate partnering arrangements that will support manufacturing of drug material to support additional clinical drug needs and eventual commercial scale manufacturing. There can be no assurance that the Company will be able to successfully identify and contract a third party manufacturer, to manufacture any of its current or future products on a commercial scale, nor that such products can be manufactured at a cost or in quantities to make commercially viable products. Failure to obtain sufficient commercial quantities of SomatoKine at acceptable terms will have an adverse impact on the Company's attempts to seek approval for this product, or to commercialize this product.

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

       Reliance on Qualified and Key Personnel

       The Company is highly dependent on the principal members of its scientific and management staff, the loss of whose services might significantly delay or prevent the achievement of research, development, or business objectives. Although the Company believes it has retained sufficient employees to achieve its near-term business objectives after its reduction in force in September 1998, there can be no assurance that the loss of service of such employees would not impede the Company's objectives. Furthermore, there can be no assurance that the reduction in force will not adversely affect the Company's ability to retain its remaining employees. The loss of key management or scientific personnel could adversely affect the Company's continued business.

       The Company's potential expansion into areas and activities requiring additional expertise, such as clinical trials, governmental approvals, contract manufacturing and marketing, are expected to place a significant strain on the Company's management, operational and financial resources. These demands are expected to require a substantial increase in management and scientific personnel and the development of additional expertise by existing management personnel. The failure to attract and retain such personnel or to develop such expertise could materially adversely affect prospects for the Company's success.

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

       Concentration of Stock Ownership

       As of September 30, 1998 the Company's directors and officers and their affiliates beneficially owned approximately 30% of the outstanding Common Stock. As a result, these stockholders have been able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company. In November 1998, the Company completed a private placement of 4,000,000 shares of newly issued common stock pursuant to a Common Stock and Warrant Purchase Agreement dated October 12, 1998 which had a dilutive impact on the foregoing stock ownership percentage. However, it is anticipated that the Company's directors and officers and their affiliates collectively will continue to be able to exercise influence in matters requiring stockholder approval in the future.

       Impact of Year 2000

       Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be upgraded or modified prior to the Year 2000 in order to remain functional. The Company is currently assessing the impact of Year 2000 on its existing software and systems. The Company expects to implement successfully the systems and software changes necessary to address the Year 2000 issues, and does not believe that the costs of such actions will have a material effect on the Company's results of operations or financial condition. However, it is unknown the extent, if any, of the impact of the Year 2000 on other systems and equipment of third parties with which the Company does business. There can be no assurance that third parties will address the Year 2000 issue in a timely fashion, or at all. Any Year 2000 compliance problem or delay of either the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results and financial conditions.

       Nasdaq Issues

       Since October 1998, the Company has failed to comply with certain Nasdaq continued listing requirements, including the minimum net tangible assets requirement and the minimum bid price requirement. The proceeds from the November 1998 financing allowed the Company to meet the minimum net tangible assets requirement, on a pro forma basis, for the quarter ended September 30, 1998. In November 1998, the Company received notice from Nasdaq advising that if it is unable to comply with the minimum bid price requirement for a ten (10) day period prior to February 1999, it will be subject to delisting from Nasdaq. Such delisting may have a material adverse effect on the price of the Company's Common Stock and the levels of liquidity currently available to its stockholders. Although the Company is working to comply with all continued listing requirements of Nasdaq, there can be no assurance that it will be able to satisfy such requirements prior to February 1999.

       Restructuring

       In efforts to reduce the Company's cash burn rate and preserve value in the Company's core assets and technologies, in the second quarter of 1998, the Company restructured its operations to eliminate manufacturing and announced a reduction in work force of up to 90%. Such actions were designed to permit the Company to continue its clinical development of SomatoKine. There can be no assurance that the restructuring efforts the Company has engaged in to date will be successful or that the Company will be able to sustain its clinical development activities going forward. In addition, there can be no assurance that the Company's management will not deem it appropriate to undertake other restructuring efforts in the future or to what degree any such efforts will result in improved performance or a reduction in the Company's cash burn rate.

         Dilutive and Potential Dilutive Effect to Stockholders

         In November 1998, pursuant to the terms of a Common Stock and Warrant Purchase Agreement dated October 12, 1998, the Company completed a private placement of 4,000,000 shares of the Company's common stock (the "Private Placement"), resulting in net proceeds to the Company, after deducting estimated transaction costs, of approximately $1.9 million. Also in connection with the Private Placement for every share of stock issued, the Company issued one and one-half warrants to purchase additional shares at $0.55 per share.

The Company also agreed to register the shares and warrants issued in the Private Placement under the Securities Act of 1933, as amended.

         The foregoing Private Placement issuance of shares of the Company's common stock and warrants exercisable for common stock will dilute the beneficial ownership of existing Company stockholders.


FORWARD-LOOKING STATEMENTS

         The Company notes that certain of the foregoing statements are forward looking within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from the statements made due to a variety of factors including, but not limited to, the ability to obtain financing for the Company's working capital, clinical study results, the ability to secure corporate partnership arrangements, and other risk factors which are described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

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

          (a) On September 10, 1998, the Registrant held its Annual Meeting of Stockholders.

          (b) All of the Management's nominees for directors were elected at the meeting pursuant to proxies solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The directors were elected as follows:

                                                 For                Against
                                                 ---                -------
          Henry E. Blair                      15,446,872            205,864
          Barry M. Sherman, M.D.              15,446,072            206,664
          Andreas Sommer, Ph.D.               15,447,772            204,964
          James E. Thomas                     15,445,234            207,502

         There were no broker non-votes as the election was uncontested.

         (c) The stockholders approved amendments to the Company's 1991 Directors' Stock Option Plan, to increase the number of shares which are automatically granted to non-employee directors and to amend the timing and vesting of such options, with 14,813,002 shares voting in favor, 773,017 voting against, and 66,717 shares abstaining. There were no broker non-votes.

         (d) The stockholders approved an amendment to the Company's 1991 Employee Stock Purchase Plan to the increase the number of shares of Common Stock reserved for issuance by 250,000 shares, with 15,116,757 shares voting in favor, 460,522 shares voting against, and 75,457 shares abstaining. There were no broker non-votes.

         (e) The stockholders also approved the selection of Ernst & Young LLP as independent auditors of the Company for the next fiscal year, with 15,497,999 shares voting in favor, 99,825 shares voting against, and 54,912 shares abstaining. There were no broker non-votes.


Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits:

         10.55 Separation Agreement and Mutual Release between the Registrant and the employees who participated in the Registrant's 1998 reduction-in-force.

          27.1    Financial Data Schedule

         (b) The Company filed the following reports on Form 8-K during the quarter ended September 30, 1998:

         Report Date:      July 15, 1998
         Item 5.           Other Events

         The Registrant announced the initiation of a Phase II clinical feasibility study in diabetes.


         Report Date:      July 23, 1998
         Item 5.           Other Events

         The Registrant announced its first quarter financial results.


         Report Date:      September 18, 1998
         Item 5.           Other Events

         The Registrant announced the restructure of the Company to concentrate on the clinical development of SomatoKine(R).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      CELTRIX PHARMACEUTICALS, INC. (Registrant)


Date:  November 20, 1998              By:   /s/ DONALD D. HUFFMAN
                                         ---------------------------------------
                                        Donald D. Huffman
                                        Vice President, Finance and
                                        Administration and Chief Financial
                                        Officer (Duly authorized principal
                                        financial and accounting officer)

                          CELTRIX PHARMACEUTICALS, INC.
                                INDEX TO EXHIBITS

10.55 Separation Agreement and Mutual Release between the Registrant and the employees who participated in the Registrant's 1998 reduction-in-force.

27.1              Financial Data Schedule