Form 10-Q
period 1998-12-31
CELTRIX PHARMACEUTICALS INC
filed 1999-02-22
CIK 871395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended December 31, 1998

                                       OR

(   )   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

        For the transition period from ________________ to ________________ .


                         Commission File Number: 0-18976

                          CELTRIX PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                             94-3121462
       (State or other jurisdiction       (I.R.S. Employer Identification No.)
   of incorporation or organization)


               2033 Gateway Place, Suite 600, San Jose, CA 95110
             (Address of principal executive offices and zip code)

                 Registrant's Telephone Number: (408) 988-2500

          Formerly at 3055 Patrick Henry Drive, Santa Clara, CA 95054 (Former name or former address, if changed since last report)

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

As of January 31, 1999, the Registrant had outstanding 25,061,053 shares of Common Stock.

                          CELTRIX PHARMACEUTICALS, INC.
                                      INDEX

                                                                                         Page No.
                                                                                         --------
PART I.  FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of December 31, 1998 and
             March 31, 1998...........................................................      3

           Condensed Consolidated Statements of Operations for the three- and
             nine-month periods ended December 31, 1998 and 1997......................      4

           Condensed Consolidated Statements of Cash Flows for the three- and
             nine-month periods ended December 31, 1998 and 1997......................      5

           Notes to Condensed Consolidated Financial Statements.......................      6

Item 2: Management's Discussion and Analysis of Financial Condition and
           Results of Operations......................................................      8

PART II. OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds.....................................     25

Item 6: Exhibits and Reports on Form 8-K..............................................     27

SIGNATURES............................................................................     28

                          PART I. FINANCIAL INFORMATION

                          CELTRIX PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                   December 31,          March 31,
                                                                      1998                 1998
                                                                   ---------             ---------
                                                                   (Unaudited)              (1)
Assets
     Current assets:
           Cash and cash equivalents                               $   1,780             $   1,608
           Short-term investments                                         --                 6,305
           Receivables and other current assets                          148                   219
                                                                   ---------             ---------
              Total current assets                                     1,928                 8,132

     Property and equipment, net                                         836                 7,062
     Intangible and other assets, net                                  2,548                 2,682
                                                                   ---------             ---------
                                                                   $   5,312             $  17,876
                                                                   =========             =========

Liabilities and Stockholders' Equity
     Current liabilities:
           Accounts payable                                        $     821             $     751
           Other accrued liabilities                                     792                 1,483
           Accrued restructuring reserve                                 131                    --
           Current portion of capital lease obligations                   --                     8
                                                                   ---------             ---------
              Total current liabilities                                1,744                 2,242

     Deferred rent                                                        --                   890

     Stockholders' equity:
           Preferred stock                                                --                    --
           Common stock                                                  251                   211
           Additional paid-in capital                                133,459               131,542
           Accumulated deficit                                      (130,142)             (117,009)
                                                                   ---------             ---------
              Total stockholders' equity                               3,568                14,744
                                                                   ---------             ---------
                                                                   $   5,312             $  17,876
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

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended                         Nine Months Ended
                                                        December 31,                               December 31,
                                                -----------------------------             -----------------------------
                                                  1998                 1997                1998                  1997
                                                --------             --------             --------             --------
Revenues:
     Product sales                              $     --             $     16             $     10             $     49
     Other revenues                                   21                   20                   69                   66
                                                --------             --------             --------             --------
                                                      21                   36                   79                  115

Costs and expenses:
     Cost of sales                                    --                   --                   --                    1
     Research and development                        615                3,248                6,432                9,313
     General and administrative                      496                  468                1,725                1,415
     Restructuring costs                              --                   --                5,178                   --
                                                --------             --------             --------             --------
                                                   1,111                3,716               13,335               10,729

                                                --------             --------             --------             --------
Operating loss                                    (1,090)              (3,680)             (13,256)             (10,614)

Interest income, net                                  14                  148                  121                  564

Gain on sale of investment in
             Prograft Medical, Inc.                   --                   --                   --                  737
                                                --------             --------             --------             --------
Net loss                                        $ (1,076)            $ (3,532)            $(13,135)            $ (9,313)
                                                ========             ========             ========             ========


Basic and diluted net loss per share            $  (0.04)            $  (0.17)            $  (0.59)            $  (0.44)
                                                ========             ========             ========             ========

Shares used in basic and diluted per
             share computation                    24,583               20,986               22,235               20,986
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

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)
                                   (Unaudited)



                                                                                 Nine Months Ended
                                                                                    December 31,
                                                                           ------------------------------
                                                                             1998                 1997
                                                                           --------             --------
Cash flows from operating activities:
    Net loss                                                               $(13,135)            $ (9,313)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Write off of leasehold improvements                                    5,311                   --
       Reduction in deferred rent liability                                    (890)                  --
       Depreciation and amortization                                            939                1,270
       Gain on sale of investment in Prograft Medical, Inc.                      --                 (737)
       Other adjustments related to changes in operating
          accounts                                                             (506)                (133)
                                                                           --------             --------
            Net cash used in operating activities                            (8,281)              (8,913)

Cash flows from investing activities:
    Decrease (increase) in available-for-sale securities                      6,307               (5,137)
    Proceeds from sale of fixed assets                                          359                   --
    Capital expenditures                                                        (77)                (154)
    Increase in intangible and other assets                                     (85)                (259)
                                                                           --------             --------
            Net cash provided by (used in) investing activities               6,504               (5,550)

Cash flows from financing activities:
    Proceeds from issuance of common stock, net                               1,957               13,456
    Principal payments under lease obligations                                   (8)                (278)
                                                                           --------             --------
            Net cash provided by financing activities                         1,949               13,178

                                                                           --------             --------
Net increase (decrease) in cash and cash equivalents                            172               (1,285)
Cash and cash equivalents at beginning of period                              1,608                2,734
                                                                           --------             --------
Cash and cash equivalents at end of period                                 $  1,780             $  1,449
                                                                           ========             ========

See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Condensed Consolidated Interim Financial Statements

        The condensed consolidated balance sheet as of December 31, 1998 and the condensed consolidated statements of operations and cash flows for the three- and nine-month periods ended December 31, 1998 and 1997, have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary to present fairly the Company's financial position, results of its operations and its cash flows. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

        The accompanying financial statements have been prepared assuming that the Company continues as a going concern. At December 31, 1998, the Company had working capital of $0.2 million, an accumulated deficit of $130.1 million, and incurred a net loss of $1.1 million for the quarter ended December 31, 1998. In November 1998, the Company completed a private placement, resulting in net proceeds to the Company of approximately $1.9 million. Current cash, cash equivalents and short-term investments, including proceeds from this financing, payment to be received pursuant to a settlement agreement expected to be signed in February 1999 with a third-party licensee (see Note 5(a)), and the sale of fixed assets as a result of discontinuing the Company's manufacturing operations in connection with the September 1998 restructuring (see Note 3), will be sufficient to fund ongoing operations into the third calendar quarter of 1999. (See also Note 5(b) and Management's Discussion and Analysis of Financial Condition and Results of Operations.)

2.      Recent Pronouncement

        As of April 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Total comprehensive income approximates net income during the periods ended December 31, 1998 and 1997.

3.      Restructuring Charges

        In September 1998, Celtrix announced that it would restructure the Company to focus on the clinical development of SomatoKine, cease manufacturing operations and reduce the cash burn rate. As a result, the Company recognized a $5.2 million restructuring charge in the quarter ended September 30, 1998 consisting of a $5.3 million non-cash write-off of leasehold improvements partly offset by $816,000 non-cash reduction of deferred rent liability, $358,000 in severance expenses, $250,000 related to non-cancelable operating lease obligations, and $75,000 in other restructuring-related charges. As part of the restructuring, the Company reduced its workforce by approximately 90% by the end of the calendar year. As of December 31, 1998, $131,000 in restructuring liabilities remain to be paid.


4.      Private Placement

        In November 1998, pursuant to a Common Stock and Warrant Purchase Agreement dated October 12, 1998, the Company completed a private placement of 4,000,000 shares of newly issued common stock at $0.50 per share, resulting in net proceeds to the Company of approximately $1.9 million. For every share of stock issued, the Company also issued one and one-half warrants to purchase additional shares at $0.55 per share. The warrants are exercisable beginning in January 1999 and will expire in November 2001. (See also Note 5(b).)

5.      Subsequent Events

        (a) The Company expects to sign a settlement agreement in February 1999 with a third-party licensee related to the termination of a license agreement. Pursuant to the settlement agreement, the Company expects to receive a $600,000 payment in the fiscal quarter ending March 31, 1999.

        (b) In February 1999, the Securities and Exchange Commission informed the Company that it did not have a valid exemption for the sale of its Common Stock and Warrants to purchasers in connection with the November 1998 financing and, consequently, the Company has offered the purchasers from the November 1998 financing an opportunity to rescind their purchase of Common Stock and Warrants. The exercise by any of the investors of such rescission right will reduce the Company's available cash and cash equivalents, and could have a material adverse effect on the Company's ability to conduct its business in the future. The accompanying financial statements do not reflect the impact of such potential rescission. However, as of the date hereof, all purchasers from the November 1998 financing have informed the Company that they do not intend to rescind their purchases, and they have agreed to waive certain rights (including certain financial penalties) in connection with the timing of the Company's obligation to register the shares of Common Stock and Warrants purchased in the November 1998 financing with the Securities and Exchange Commission.

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

OVERVIEW

        Celtrix Pharmaceuticals, Inc. is a biopharmaceutical company developing novel therapeutics for the treatment of seriously debilitating, degenerative conditions primarily associated with severe trauma, chronic diseases or aging. The Company's focus is on regenerating lost tissue and metabolic processes essential for the patient's health and quality of life. Ongoing product development programs target severe osteoporosis (recovery from hip fracture surgery), traumatic burns and diabetes. Other potential indications include protein wasting diseases associated with cancer, AIDS, advanced kidney failure and other life-threatening conditions.

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

        In early 1997, the Company initiated a Phase II clinical feasibility study using SomatoKine to treat severe osteoporosis patients recovering from hip fracture surgery. Following the trauma of hip fracture, patients typically suffer an accelerated loss of hip bone mineral density (BMD) which predisposes them to a high risk of refracture.
Final data from this Phase II clinical feasibility study reveal significant treatment results in several key measurements including hip bone mass and tests of functional ability. The results suggest that SomatoKine amplifies the body's natural bone metabolism and that short-term treatment with SomatoKine appears to have sustained effects. The findings suggest the potential usefulness of SomatoKine for the treatment of osteoporosis. The Company intends to establish corporate partnership(s) to continue the global development of SomatoKine for severe osteoporosis.

In mid-1997, the Company began a Phase II clinical feasibility study in severely burned patients. Severe burns patients typically have low IGF-I levels which may be connected to the disruption of the biological processes that are essential for efficient and successful healing and protection from complications. Interim results provided evidence that SomatoKine improved the metabolic processes involved in maintaining muscle protein. In addition, SomatoKine appeared to have a positive effect on the heart function and immune system of these severely burned patients. Latest clinical findings support interim results regarding SomatoKine's effectiveness in reducing protein wasting. Clinical findings from this study will be used to establish corporate partnership(s) for future development of SomatoKine in severe burns.

        In July 1998, Celtrix initiated a Phase II feasibility study in Type I diabetes. This 12-patient study will investigate SomatoKine's potential to reduce the need for exogenous (injected) insulin and improve blood glucose control. A number of parameters are being measured including the amount of insulin required for optimal glycemic control. Clinical findings from this study, expected in first calendar quarter 1999, will be used to establish corporate partnership(s) for future development of SomatoKine in diabetes.

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

        Celtrix has not earned substantial revenues from product sales and at December 31, 1998 has an accumulated deficit of $130.1 million. The Company expects to incur additional operating losses, which may fluctuate from quarter to quarter, for at least the next several years as the Company continues its clinical development of SomatoKine.

        Development of the Company's product beyond the current Phase II feasibility studies will require the commitment of substantial funding to conduct further clinical studies. Such additional funding will need to be raised through collaborative arrangements or through public or private financings, including equity financing. There can be no assurance that any such financing will be available to the Company or on terms attractive to the Company, or that the Company can enter into a collaborative relationship with a corporate partner for the continuation of the clinical trials in any of its current indications. Consequently, there can be no assurance that Celtrix will ever achieve either significant revenues from product sales or profitable operations. To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for and market its potential products. No assurance can be given that the Company's product development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

RESULTS OF OPERATIONS

        Celtrix incurred a net loss of $1.1 million and $13.1 million for the three- and nine-month periods ended December 31, 1998, compared to $3.5 million and $9.3 million for the same periods in 1997. Net loss per share decreased to $0.04 per share for the three-months ended December 31, 1998, compared to $0.17 per share for the same period in 1997. The decrease is due to the reduction of expenses since the September 1998 restructuring of the Company, and an increase in the number of shares outstanding resulting from the November 1998 private placement. Net loss per share increased to $0.59 per share for the nine-months ended December 31, 1998, compared to $0.44 per share for the same period in 1997, due primarily to the one-time restructuring charge made by the Company in September 1998 in its effort to reduce its cash burn rate.

        Revenues decreased to $21,000 and $79,000 for the three- and nine-month periods ended December 31, 1998 from $36,000 and $115,000 for the same periods in 1997 due primarily to a reduction in sale of material for research purposes.

        Operating expenses decreased to $1.1 million for the three-month period ended December 31, 1998 from $3.7 million for the same period in 1997. The decrease is a result of the restructuring plan implemented by the Company in the second quarter, which involved the discontinuation of manufacturing and a reduction of workforce. Operating expenses increased to $13.3 million for the nine-month period ended December 31, 1998, compared to $10.7 million for the same period in 1997. The increase is due primarily to a one-time $5.2 million restructuring charge recorded in September 1998.

        Net interest income of $14,000 and $121,000 for the three- and nine-month periods ended December 31, 1998 decreased from $148,000 and $564,000 for the same periods in 1997 due primarily to the decrease in average cash, cash equivalent and short-term investment balances.

        In September 1998, Celtrix announced a restructuring of the Company to focus on the clinical development of SomatoKine, and to significantly reduce its cash burn rate. Since sufficient clinical grade SomatoKine has been manufactured for the conduct of clinical trials over the next two years, the Company discontinued its manufacturing operations. As part of the restructuring, the Company reduced its work force by 59 employees, or approximately 80%, in September 1998. The Company further reduced its work force by the end of the calendar year, for a total reduction of approximately 90%. The reduction in work force affected all levels of staff in manufacturing and other functions. Also, as a result of discontinuing its manufacturing operations, the Company is currently in the process of selling its equipment and other assets. The Company terminated its 69,000 square foot facility lease effective November 30, 1998, and relocated to offices in San Jose, California to support ongoing clinical and business development activities.

        As a result of the restructuring, the Company recognized a $5.2 million one-time charge in the quarter ended September 30, 1998, which included a net $4.5 million non-cash charge for the write-off of leasehold improvements, $358,000 for severance and benefit expenses, $250,000 related to certain non-cancelable operating lease obligations and $75,000 in other restructuring-related charges. As of December 31, 1998, the Company has $131,000 reserved for future payments related to the restructuring, which include $86,000 under non-cancelable operating leases, $15,000 for severance and benefit payments, and $30,000 in other anticipated payments. (See also Note 3.)

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

        At December 31, 1998, Celtrix's cash, cash equivalents and short-term investments were $1.8 million compared to $7.9 million at March 31, 1998. The net decrease of $6.1 million was due primarily to cash outlays consisting of $8.3 million in net cash and investments used in operating activities and $170,000 used in investing and financing activities, partly offset by net financing proceeds of $2.0 million received from the issuance of common stock, and $359,000 in proceeds from the sale of assets.

        In November 1998, the Company completed a private placement of 4,000,000 shares of newly issued common stock at $0.50 per share, resulting in net proceeds to the Company of approximately $1.9 million. In addition, for every share of stock issued, the Company also issued one and one-half warrants to purchase additional shares at $0.55 per share pursuant to a Common Stock and Warrant Purchase Agreement dated October 12, 1998. (See also Note 4 and
Note 5(b).)

        The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At December 31, 1998, the Company had working capital of $0.2 million and an accumulated deficit of $130.1 million, and incurred a net loss of $1.1 million for the quarter ended December 31, 1998. The Company expects current cash, cash equivalents and short-term investments, including proceeds from the November 1998 financing, payment to be received pursuant to a settlement agreement expected to be signed in February 1999 with a third-party licensee and the sale of fixed assets as a result of discontinuing the manufacturing operations in connection with the September 1998 restructuring, will be sufficient to fund operations into the third calendar quarter of 1999. The Company will be required to seek additional funds to finance operations beyond that period. In February 1999, the Securities and Exchange Commission informed the Company that it did not have a valid exemption for the sale of its Common Stock and Warrants to purchasers in connection with the November 1998 financing and, consequently, the Company has offered the purchasers from the November 1998 financing an opportunity to rescind their purchase of Common Stock and Warrants. The exercise by any of the investors of such rescission right will reduce the Company's available cash and cash equivalents, and could have a material adverse effect on the Company's ability to conduct its business in the future. The accompanying financial statements do not reflect the impact of such potential rescission. However, as of the date hereof, all purchasers from the November 1998 financing have informed the Company that they do not intend to rescind their purchases, and they have agreed to waive certain rights (including certain financial penalties) in connection with the timing of the Company's obligation to register the shares of Common Stock and Warrants purchased in the November 1998 financing with the Securities and Exchange Commission. To minimize future dilution from additional equity financing, the Company plans to concentrate on establishing corporate partner arrangements and other opportunities that will enable the continued development of SomatoKine. Merger opportunities that are consistent with the Company's clinical development of SomatoKine will also be considered. There can be no assurance that the Company will be able to raise any additional funds or enter into any collaborative arrangement on terms favorable to the Company, or at all. If the Company is unable to obtain the necessary capital, it may be required to liquidate its assets or to cease operations.

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

      History of Operating Losses; Accumulated Deficit

      The Company has incurred net operating losses in every year of operation since its inception. As of December 31, 1998, the Company had an accumulated deficit of approximately $130.1 million. Losses have resulted principally from costs incurred in connection with the

Company's research and development activities and from general and administrative costs associated with the Company's operations. The Company expects to incur substantial and increasing operating losses for at least the next several years. The Company's ability to achieve profitability will depend in part on completing the research and development of, and obtaining regulatory approvals for, its products and successfully commencing product commercialization.

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

      Future Capital Requirements and Uncertainty of Additional Funding

      After the completion of the November 1998 financing and the sale of fixed assets as a result of discontinuing its manufacturing operations, the Company anticipates that sufficient funds will be available to fund the Company's operations into the third calendar quarter of 1999, not including further clinical trials beyond completion of the Phase II feasibility trial in diabetes. Accordingly, further development of the Company's products will require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential therapeutic products to market and to establish production, marketing and sales capabilities. Such additional funding will need to be raised through collaborative arrangements or through public or private financings, including equity financing. Any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictions on the Company's ability to pay future dividends on its capital stock or the manner in which the Company conducts its business.

      There can be no assurance that any such financing will be available to the Company or on terms attractive to the Company, or that the Company can enter into a collaborative relationship with a corporate partner for the continuation of the clinical trials in any of its current indications. In February 1999, the Securities and Exchange Commission informed the Company that it did not have a valid exemption for the sale of its Common Stock and Warrants to purchasers in connection with the November 1998 financing and, consequently, the Company has offered the purchasers from the November 1998 financing an opportunity to rescind their purchase of Common Stock and Warrants. The exercise by any of the investors of such rescission right will reduce the Company's available cash and cash equivalents, and could have a material adverse effect on the Company's ability to conduct its business in the future. However, as of the date hereof, all purchasers from the November 1998 financing have informed the Company that they do not intend to rescind their purchases. The inability to obtain funds, or to enter into additional corporate collaborations, may require the Company, ultimately, to liquidate its assets or to cease operations.

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

      Limited Manufacturing Experience and Capacity

      The Company's products must be manufactured in compliance with regulatory requirements and at acceptable costs. In September 1998, the Company implemented a restructuring plan to focus its operation on the clinical development of its lead drug compound, SomatoKine, and to reduce its cash burn rate. With sufficient clinical grade SomatoKine to support the conduct of clinical trials over the next two years, the Company discontinued its in-house manufacturing operations. In the future, the Company will need to contract its manufacturing operations or enter into corporate partnering arrangements that will support manufacturing of drug material to support additional clinical drug needs and eventual commercial scale manufacturing. There can be no assurance that the Company will be able to successfully identify and contract a third party manufacturer to manufacture any of its current or future products on a commercial scale, nor that such products can be manufactured at a cost or in quantities to make commercially viable products. Failure to obtain sufficient commercial quantities of SomatoKine at acceptable terms will have an adverse impact on the Company's attempts to seek approval for this product, or to commercialize this product.

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

      Concentration of Stock Ownership

      As of December 31, 1998 the Company's directors and officers and their affiliates beneficially owned approximately 25% of the outstanding common stock. As a result, these stockholders have been able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

      Nasdaq Issues

      In November 1998, the Company received notice from the Nasdaq Stock Market that it failed to comply with two Nasdaq continued listing requirements - the minimum net tangible assets requirement and the minimum bid price requirement. In January 1999, Nasdaq officials confirmed that the Company had regained compliance with the minimum bid price requirement, but that it would be subject to delisting if it failed to comply with the minimum net tangible assets requirement. In response, the Company requested an oral hearing before a Nasdaq Listing Qualifications Panel to present its plan to regain compliance with the minimum net tangible assets requirement. The oral hearing has been scheduled for April 1, 1999. Although the Company is working to comply with all continued listing requirements of Nasdaq, there can be no assurance that it will be able to satisfy such requirements prior to the oral hearing, and delisting by Nasdaq may have a material adverse effect on the price of the Company's Common Stock and the levels of liquidity currently available to its stockholders.

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

        Dilutive and Potential Dilutive Effect to Stockholders

        In November 1998, pursuant to the terms of a Common Stock and Warrant Purchase Agreement dated October 12, 1998, the Company completed a private placement of 4,000,000 shares of the Company's Common Stock (the "Private Placement"), resulting in net proceeds to the Company, after deducting estimated transaction costs, of approximately $1.9 million. Also in connection with the Private Placement for every share of stock issued, the Company issued one and one-half warrants to purchase additional shares at $0.55 per share. The foregoing Private Placement issuance of shares of the Company's common stock and warrants exercisable for common stock dilutes the beneficial ownership of existing Company stockholders.

        In February 1999, the Securities and Exchange Commission informed the Company that it did not have a valid exemption for the sale of its Common Stock and Warrants to purchasers in connection with the November 1998 financing and, consequently, the Company has offered the purchasers from the November 1998 financing an opportunity to rescind their purchase of Common Stock and Warrants. The exercise by any of the investors of such rescission right will reduce the Company's available cash and cash equivalents, and could have a material adverse effect on the Company's ability to conduct its business in the future. However, as of the date hereof, all purchasers from the November 1998 financing have informed the Company that they do not intend to rescind their purchases.

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

                           PART II. OTHER INFORMATION
                          CELTRIX PHARMACEUTICALS, INC.


Item 2. Changes in Securities and Use of Proceeds.

     (a) Securities Sold

        (I) On November 20, 1998, the Company issued and sold to purchasers in a private placement pursuant to a Common Stock and Warrant Purchase Agreement dated October 12, 1998 (the "1998 Private Placement") 4,000,000 shares of the Company's Common Stock (the "Shares") and warrants exercisable for 6,000,000 shares of the Company's Common Stock (the "Warrants"). The Shares and Warrants were sold in the form of "Units" which consisted of one Share of Common Stock and a Warrant exercisable for one and one half shares of Common Stock. (See also Note 5(b).)

        (II) On April 1, 1997, the Company issued and sold to purchasers in a private placement (the "1997 Private Placement") 5,721,876 shares of the Company's Common Stock (the "Shares") and warrants exercisable for 2,860,934 shares of the Company's Common Stock (the "Warrants"). The Shares and Warrants were sold in the form of "Units" which consisted of two Shares of Common Stock and a Warrant exercisable for one share of Common Stock.

        (III) On December 15, 1995, the Company issued and sold to Genzyme Corporation pursuant to a 1994 Product Development, License and Marketing Agreement, 1,472,829 shares (the "Genzyme Shares") of the Company's Common Stock.

     (b) Underwriters and Other Purchasers

         There were no underwriters for the foregoing transactions mentioned in
         (a)(I), (a)(II) and (a)(III). A finders fee of $520,000 was paid to BioAsia LLC in connection with the private placement described in
         (a)(II) above. The Shares and Warrants in (a)(I) and (a)(II) were offered only to a group of accredited investors. The Genzyme Shares were offered only to Genzyme Corporation, an accredited investor.

     (c) Consideration

        (I) The Shares and Warrants from the 1998 Private Placement were sold for an aggregate offering price of $2,000,000.00.

        (II) The Shares and Warrants from the 1997 Private Placement were sold for an aggregate offering price of $13,949,955.60.

        (III) The shares issued to Genzyme Corporation were sold for an aggregate price of $4,418,487.00.

     (d) Exemption from Registration Claimed

        (I) In February 1999, the Securities and Exchange Commission informed the Company that it did not have a valid exemption for the sale of its Common Stock and Warrants to purchasers in the foregoing transaction under (a)(I) and, consequently, the Company has offered the purchasers from the 1998 Private Placement an opportunity to rescind their purchase of Common Stock and Warrants.

        (II) The foregoing transaction under (a)(II) was exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Rule 506 of Regulation D, which provides an exemption for sales without regard to the dollar amount of the offering, provided that there are no more than 35 purchasers, and the sale satisfies all terms and conditions of Rules 501 and 502 under the Act.

        (III) The foregoing transaction under (a)(III) was exempt from registration under the Act pursuant to Rule 505 of Regulation D, which provides an exemption for sales of securities not exceeding $5 million, provided that there are no more than 35 purchasers, and the sale satisfies all terms and conditions of Rules 501 and 502 under the Act.

     (e) Terms of Conversion or Exercise

        (I) In connection with the 1998 Private Placement, the Warrants are exercisable at a price of $0.55 per share and expire on November 20, 2001.

        (II) In connection with the 1997 Private Placement, the Warrants are exercisable at a price of $2.6818 per share and expire on April 1, 2000. If the holder of a Unit sold any Shares between April 1, 1997 and April 1, 1998, the number of shares issuable upon exercise of that holder's Warrant would have been reduced by an amount equal to 0.5 multiplied by the number of Shares sold or otherwise disposed of during such period. Also, in the event that the average of the daily high and low bid price per share of the Company's Common Stock as reported on the Nasdaq National Market (or such other equivalent market or exchange) exceeds $4.876 for a period of thirty (30) consecutive trading days (a "Callable Event"), then the Company may, on or before the tenth
                (10th) trading day after such Callable Event has occurred, send a written notice to the Warrant holder that a Callable Event has occurred and that the Warrant shall terminate on the thirtieth
                (30th) day after the date the notice became effective.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:

                27.1 Financial Data Schedule


        (b) The Company filed the following reports on Form 8-K during the quarter ended December 31, 1998:

        Report Date:  November 19, 1998
        Item 5.       Other Events

        The Registrant announced that SomatoKine(R) improves cardiac function in victims of burn trauma.

------------

        Report Date:  November 19, 1998
        Item 5.       Other Events

        The Registrant announced its second quarter financial results and completion of a private financing.

------------

        Report Date:  December 2, 1998
        Item 5.       Other Events

        The Registrant announced that SomatoKine(R) demonstrates positive effects in patients recovering from hip fractures caused by severe osteoporosis.

------------

        Report Date:  December 10, 1998
        Item 5.       Other Events

        The Registrant announced that SomatoKine(R) demonstrates significant effects in the treatment of trauma-induced protein wasting.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                 CELTRIX PHARMACEUTICALS, INC. (Registrant)


Date:  February 22, 1999         By:   /s/ DONALD D. HUFFMAN
                                 -----------------------------------------------
                                 Donald D. Huffman
                                 Vice President, Finance and Administration and
                                 Chief Financial Officer (Duly authorized
                                 principal financial and accounting officer)

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------
27.1                          Financial Data Schedule