Form 10-K405
period 1999-03-31
CELTRIX PHARMACEUTICALS INC
filed 1999-07-01
CIK 871395

                                 UNITED STATES,
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

( X ) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
      (Fee required) For the fiscal year ended March 31, 1999         or

(   ) Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 (No fee required) For the transition period from _____________ to _____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing price of the Common Stock on June 1, 1999 in the Nasdaq National Market was approximately $14.5 million as of such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 1, 1999, the Registrant had outstanding 26,569,804 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

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

    Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to a variety of factors including, but not limited to, (i) the ability to enter into collaborative arrangements with corporate partners for diabetes, and protein wasting conditions, (ii) the efficacy and safety of SomatoKine(R) and other of the Company's products, (iii) results of clinical trials, (iv) the ability to timely enroll patients in the Company's clinical studies, (v) significant unforeseen delays in the regulatory approval process, (vi) complications relating to the use of SomatoKine, (vii) competitive products and technology, (viii) the ability to raise additional working capital, and (ix) other risk factors described herein.

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

GENERAL

    Celtrix Pharmaceuticals, Inc. ("Celtrix" or the "Company") is a biopharmaceutical company developing novel therapeutics for the treatment of seriously debilitating, degenerative conditions primarily associated with aging, chronic diseases and severe trauma. The Company's focus is on restoring lost tissues and metabolic processes essential for the patient's health and quality of life. Product development programs have targeted severe osteoporosis, including hip fracture surgery in the elderly, diabetes, and acute traumatic injury as in severe burns. Other potential indications include protein wasting diseases associated with cancer, AIDS, advanced kidney failure, and other life-threatening conditions.

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

    Celtrix completed a Phase II clinical feasibility study in December 1998 using SomatoKine to treat severely osteoporotic patients recovering from hip fracture surgery. Studies have shown that blood levels of IGF-I drop significantly following hip fracture surgery. These patients, whose bone mineral density already is reduced, begin rapidly to lose even further bone and lean body mass, further increasing the risk of refracture and leading to impaired recovery and diminished patient independence. Final results obtained from the Phase II feasibility study suggest that SomatoKine has the potential to amplify bone metabolism and reverse the loss of bone mineral density that usually occurs following a hip fracture. Furthermore, these effects appear to be sustained for up to 3 months post-treatment (6 months post-surgery). There also appears to be a positive trend in functional independence in patients treated with SomatoKine.

    Based on the results of the trial which treated severely osteoporotic hip fracture patients, in April 1999 Celtrix established a joint venture with Elan Corporation, plc to continue the global development of SomatoKine for severe osteoporosis and recovery from hip fracture surgery.

    Previous research by other investigators had demonstrated the importance of IGF-I in the hormonal regulation of insulin and growth hormone and it's ability to improve insulin sensitivity and proper glycemic control. Early studies, using free IGF-I (without the benefit of the binding protein present in SomatoKine) were complicated by side-effects brought on by the use of the free form of the molecule.

    In January 1999, Celtrix completed a Phase II study in patients with Type I diabetes using SomatoKine. Final data revealed significant treatment results in several key measurements. The average daily insulin requirements decreased significantly and average daily blood glucose levels were decreased. Serum growth hormone and cholesterol levels were also significantly reduced. These findings suggest that SomatoKine is a potential therapeutic for improving insulin sensitivity and helping patients to manage their disease, thereby avoiding the complications which ultimately accompany diabetes. Celtrix intends to find a corporate partner(s) for the continued worldwide development of SomatoKine for the treatment of diabetes.

    The Company conducted a Phase II feasibility study in patients with severe burns from July 1997 to December 1998. Studies have shown that patients with severe burns typically have very low IGF-I levels along with major tissue damage which disrupt the biological processes that are essential for efficient and successful healing and protection from burn complications. Data from the study suggest that SomatoKine has a normalizing effect on protein metabolism. In addition, SomatoKine-treated patients recorded improvements in several measures of immune system and heart function.

    Celtrix also plans to establish corporate collaborations to develop SomatoKine for treatment of severe burns and protein wasting diseases such as cancer, AIDS, advanced kidney failure, and other life-threatening conditions. SomatoKine's anabolic effects offer the potential to preserve and restore muscle strength and mobility important for these patients' survival and quality of life.

    As part of the Company's corporate restructuring announced in September 1998, Celtrix discontinued the manufacture of SomatoKine at its Santa Clara facility. Currently, the Company has sufficient quantities of the drug to conduct clinical trials over the next two years. The Company believes that its future requirements for SomatoKine, beyond the drug already in inventory, can be met through contract manufacturing. Celtrix has the ability to transfer the necessary technology to a contract manufacturer to supply SomatoKine.

    Celtrix has a product development, license and marketing agreement with Genzyme Corporation ("Genzyme") for TGF-beta-2. Genzyme is currently conducting a Phase II clinical trial using TGF-beta-2 for tissue repair and the treatment of systemic indications. Celtrix is not currently pursuing an in-house TGF-beta-2 program.

BACKGROUND: MEDICAL NEED

    Many of the body's physiological functions, such as growth of bone and muscle, tissue healing, immune processes and endocrine functions are controlled by regulatory proteins (growth factors, cytokines, and protein hormones) that bind to specific cells to modulate their function. When the body produces appropriate levels of these proteins and when the target cells respond properly, the body functions normally. When the body encounters adverse situations such as trauma, infection, or chronic disease, the production and regulation of these factors can become unbalanced. Normally, the body has the ability to naturally modulate the production of these regulating proteins to return to a balanced physiological state (homeostasis). However, when the ability to make these changes is impaired, it can result in a number of undesirable consequences including, but not limited to, poor nutritional status, an impaired ability to maintain and repair tissues and organs normally, and impaired immune and endocrine functions. Celtrix, alone or in collaboration with others, is developing biopharmaceuticals based on such naturally occurring, regulating proteins.

SOMATOKINE

    SomatoKine is a human recombinant equivalent to the naturally occurring complex formed by insulin-like growth factor-I (IGF-I) and its primary binding protein (BP3). The therapeutic potential of SomatoKine stems from a variety of demonstrated IGF-I bioactivities which include:

        - Bone formation
        - Muscle formation
        - Prevention of muscle degradation
        - Tissue and organ repair
        - Nutrient utilization
        - Hormonal regulation of insulin and growth hormone
        - Immune system stimulation
        - Neurotrophic activity

    The metabolic activities of IGF-I suggest that SomatoKine may provide a safe and effective therapeutic approach to treating debilitating conditions associated with adverse metabolic, immune and hormonal functions. Clinical and preclinical studies have demonstrated that circulating IGF-I levels are often lower than normal in a variety of conditions including aging, chronic disease, and severe trauma. Low levels of IGF-I are often associated with destructive metabolic processes (catabolism) causing bone and muscle loss, delay healing, and increase the patient's risk of life-threatening complications and infections. Low levels of IGF-I may also exacerbate immunocompromised and diabetic conditions. The overall development of SomatoKine is aimed at elevating the circulating reservoir of IGF-I thereby overcoming these destructive metabolic processes.

    Once in the bloodstream, the SomatoKine complex attaches to a third naturally occurring protein known as an acid labile subunit, or ALS. The resulting larger complex emulates what is observed in nature, safely storing and transporting IGF-I throughout the patient's body with an extended half life compared to free IGF-I. The BP3 contains important biological information used by the body in regulating IGF-I bioavailability and biodistribution. In addition, IGF-I can separate from this circulating reservoir and bind to target cells whenever it is needed by the body. Through its specific receptor, IGF-I then stimulates essential metabolic activities important for regeneration of bone and muscle, tissue repair, regulation of blood glucose levels and other critical biological processes.

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

    Realization of the therapeutic potential of IGF-I, although pursued by several companies over the past years, has been hampered by a number of limitations mainly associated with the administration of IGF-I in its free form. As demonstrated in preclinical and clinical studies, SomatoKine given over a range of doses is well tolerated, whereas equivalent doses of IGF-I without BP3 can cause serious side effects, such as hypoglycemia, joint pain and swelling, and parotid discomfort. Human clinical studies with IGF-I, administered without BP3, have shown that IGF-I by itself must be administered in low-dose daily injections in order to avoid acute side effects and this, in turn, may limit the observed clinical efficacy. In contrast, Celtrix's Phase I clinical data suggested that injectable, higher doses of SomatoKine are feasible and provide the benefits of IGF-I without dose-limiting side effects. The higher safety margins of SomatoKine, in combination with potentially less frequent dosing, should make it possible to use SomatoKine to treat a variety of conditions that may be difficult to treat successfully with IGF-I alone.

    Because IGF-BP3 is involved in a wide variety of essential biological processes, Celtrix believes that SomatoKine therapy could have broad range potential. This potential is supported by preclinical laboratory and animal and clinical studies conducted by Company scientists and other academic collaborations.

PRODUCTS UNDER RESEARCH AND DEVELOPMENT

    The following table summarizes potential products currently under research and development, alone and in collaboration with others.

CELTRIX PRODUCT PORTFOLIO: SOMATOKINE(R)

-------------------------------------------------------------------------------------------
                                                                          PATIENT
INDICATION            BIOLOGICAL ACTION        STATUS                    POPULATION
                                                                        (U.S./WORLD)
-------------------------------------------------------------------------------------------
Recovery from         Build bone and muscle    Phase IIA Study             300,000/
Hip Fracture Surgery  Prevent muscle loss      Completed 12/98            1,700,000
                                               (See Corporate Partners)

Severe Osteoporosis   Build bone and muscle    Assessing bone formation   1,500,000(1)/
                      strength                 & muscle strength in hip   5,000,000
                                               fracture study
                                               Completed 12/98
                                               (See Corporate Partners)

Diabetes              Improve glycemic control Phase IIA Study            9,100,000(2)/
                      Reduce insulin usage     Completed 1/99             57,000,000
                      (increase insulin
                      sensitivity)

Severe Burns          Reverse catabolic        Phase IIA Study            10,000/
                      condition                Completed 9/98             30,000
                      Stimulate tissue repair

Protein Wasting:      Prevent muscle loss      Preclinical data           2,600,000(3)/
Cancer cachexia,      and build muscle         Also assessing effect      6,000,000
AIDS, advanced                                 on protein wasting in
kidney failure, and                            severe burn feasibility
other life-threatening                         study
conditions                                     Completed 9/98

-------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
CORPORATE PARTNERS

-----------------------------------------------------------------------------------------------------

INDICATION               PRODUCT (DELIVERY)       BIOLOGICAL ACTION                  STATUS
-----------------------------------------------------------------------------------------------------
Severe Osteoporosis      SomatoKine               Build bone and muscle strength     Phase IIB
(Elan Corporation, plc)  (subcutaneous            Prevent loss of bone               Clinical Trial
                         infusion)                mineral density                    planned 1999

Dermal Ulcers            TGF-beta-2 in a          Stimulate local tissue repair;     Phase II
(Genzyme Corporation)    collagen matrix          accelerate healing                 Clinical Trial
                         (local)

-----------------------------------------------------------------------------------------------------

1 Of the estimated 24 million people in the United States with osteoporosis, there are an estimated 1.5 million fractures per year due to osteoporosis.

2 This population size represents the diagnosed cases of Type I and Type II diabetes.

3 The population of patients suffering from muscle wasting diseases is comprised of the following groups: Protein wasting associated with gastrointestinal surgery/damage/dysfunction - 500,000; cancer cachexia - 500,000; AIDS - 350,000; kidney failure - 1 million; chronic pulmonary disease - 250,000.

CLINICAL DEVELOPMENT

    Recovery from Hip Fracture Surgery

    Celtrix's initial treatment targets have been elderly patients who have undergone hip fracture surgery, a subset of the severe osteoporosis patient population. Each year approximately 300,000 patients in the United States (1.7 million worldwide) undergo hip surgery to repair fractures of the femur that have occurred during falls. Studies have shown that blood levels of IGF-I drop significantly following hip fracture surgery. These osteoporotic elderly patients begin to rapidly lose even further bone and lean body mass. These losses can prolong patient immobility, further threaten recovery and survival, interfere with quality of life and add to the high cost of hip repair and rehabilitation. Celtrix's goal is to provide SomatoKine as a short-term therapeutic treatment to prevent bone loss, improve muscle strength, restore mobility, and increase the patient's functional independence.

    In January 1997, Celtrix initiated a multi-center Phase II clinical feasibility study in osteoporotic women (ages 65-90) who have undergone hip fracture surgery. This study, performed in Belgium, evaluated approximately 26 patients (approximately eight patients per dose group), who received either SomatoKine or placebo over a period of eight weeks. Multiple dosage levels were tested. End points evaluated included change in the patient's body composition (bone, lean mass and fat mass), muscle function (measured by grip strength), trends in measures of daily activity (ADL, or activities of daily living scores) and bone metabolism markers.

    Final results from this Phase II study demonstrated important trend information. Hip fracture patients typically suffer an accelerated loss (5-9%) of hip bone mineral density. In fact, at six months following fracture, the hip bone mineral density of placebo-treated patients had declined approximately 6% from baseline value. Following an initial characteristic loss, SomatoKine-treated patients who were administered drug for eight weeks at 1.0 mg/kg per day, regained a substantial portion of their hip bone mineral density. At the six-month time point (four months post-treatment), SomatoKine-treated patients showed a hip bone mineral density average decrease of less than 2% from baseline value. Hip bone mineral density is a strong predictor of fracture risk where loss of hip bone mineral density predisposes hip fracture patients to a high risk of refracture; population studies show that a 5% decrease in hip bone mineral density increases the risk of fracture by approximately 25%.

    Final results also demonstrated that hand grip strength improved approximately 10% from baseline value for patients treated with 1.0 mg/kg dose of SomatoKine, versus an approximately 10% loss for those receiving the placebo. Whether improved grip strength is related to the anabolic effects of SomatoKine on muscle remains to be determined. Preclinical studies, however, suggest SomatoKine has an effect on building lean body mass. There also appeared to be a positive trend in parameters indicative of functional independence.

    Based on findings from the Company's Phase II clinical feasibility study, Celtrix established a joint venture with Elan Corporation, plc in April 1999 to continue the global development of SomatoKine for osteoporosis and recovery from hip fracture surgery. The joint venture brings together Celtrix's drug technology and Elan's MEDIPAD(TM) delivery system. MEDIPAD is a state of the art, disposable micro-infusion pump, worn by the patient in a manner similar to a transdermal patch, that will facilitate the administration of SomatoKine to this indication.

    Severe Osteoporosis

    Osteoporosis is a chronic, debilitating disorder in which the bones become increasingly porous, brittle and subject to fracture. Severe osteoporosis (defined by the number of patients suffering osteoporotic fractures) affects approximately 1.5 million elderly people in the United States (5 million worldwide). Celtrix believes the findings from the Phase II feasibility study in hip fracture patients present a strong argument for development of SomatoKine for the short-term treatment of severe osteoporosis. This patient population consists largely of post-menopausal women who already have lost a substantial quantity of bone and are at high risk of fractures of the hip, wrist or spine. In fact, it is estimated that 25% of all women over age 60 will suffer an osteoporosis-related fracture. While estrogens, calcitonins, bisphosphonates and other therapies are prescribed for osteoporosis, these treatments are used primarily to prevent further bone loss rather than to form new bone in this population. A relatively short period of treatment with SomatoKine offers the potential to substantially restore the patient's bone mineral density and improve supportive muscle strength, thus reducing fracture risk and improving the patient's strength and mobility. SomatoKine could provide a much needed therapeutic complement to the existing preventative therapies. Celtrix has established a corporate collaboration with Elan Corporation, plc for continued global development of SomatoKine for the treatment of severe osteoporosis, including recovery from hip fracture surgery.

    Diabetes

    Diabetes is typically characterized by the inadequate production or utilization of insulin, a vital hormone needed by the body for normal control of blood glucose levels. It afflicts over 5% of the populations of Europe, Japan and North America. In the United States alone, an estimated 9.1 million people have been diagnosed with diabetes. The endocrine activities of IGF-I suggest that SomatoKine may provide an effective therapeutic approach to treating diabetes patients. A number of clinical studies conducted by other researchers have shown that administration of free IGF-I can significantly increase insulin sensitivity and glucose tolerance in patients with diabetes, and IGF-I treatment substantially reduced the requirement for injected insulin and improved glycemic control. In a number of studies, the use of free IGF-I, however, without its primary binding protein, resulted in substantial side effects that limited the therapeutic value of the molecule.

    Celtrix conducted a Phase II study in 12 patients to determine whether the SomatoKine complex provided similar beneficial therapeutic effects on glycemic control as free IGF-I without its limiting side effects. The study began in July 1998 to treat patients with Type I diabetes. These patients typically produce little or no insulin of their own, and although they require frequent insulin injections, their tissue may become partially resistant to insulin over time. They also have low blood levels of IGF-I due to lack of normal insulin secretion. Celtrix completed the Phase II study in patients with Type I diabetes in January 1999. Final data revealed significant treatment results in several key measurements. In treated patients, the average daily insulin requirements decreased 49% and average daily blood glucose levels were decreased by 23%. Serum growth hormone was reduced 77% and cholesterol levels were reduced 12% in treated patients. These findings suggest that SomatoKine is a potential therapeutic for improving insulin sensitivity in both Type-I and Type-II diabetes and helping patients to manage their disease, thereby avoiding the complications which ultimately accompany the disease. Celtrix intends to find a corporate partner(s) for the continued worldwide development of SomatoKine for the treatment of diabetes.

    Severe Burns

    Another treatment target is severe burns. Annually, approximately 10,000 people in the United States (30,000 worldwide) suffer from traumatic burns over greater than 20% of their body surface. Very low IGF-I levels, along with major tissue damage, are associated with disruption of biological processes that are essential for efficient and successful healing and protection from burn complications. Furthermore, the length of time spent in a burn trauma center is directly related to the time required to conduct the skin grafting required to heal the burn wound. Research has shown that IGF-I plays a significant role in tissue repair and that IGF-I supplementation can potentially promote the healing process and reduce hospital stay.

    In July 1997, Celtrix initiated a Phase II feasibility trial in severely burned patients, collaborating with leaders in burn care at key burn trauma centers throughout the United States. In addition to their standard burn care, approximately 60 patients, both children and adults, received systemic SomatoKine and/or placebo through two skin graft cycles.

    Data provided evidence supporting the use of SomatoKine to attenuate the degradation of muscle tissue (protein wasting) that is associated with severe trauma such as burn injury. In burn patients, the balance between protein synthesis and degradation is shifted towards degradation, leading to muscle and weight loss which in turn leads to delayed wound healing and increases in infectious complications and mortality. Data obtained from the treatment of 28 severely burned patients with SomatoKine indicate substantial improvement in restoring the balance between protein synthesis and degradation which is a prerequisite for accelerated wound healing and reduced hospital stay.

    Additionally, data indicate that SomatoKine may have a positive effect on the immune system of severely burned patients. After severe burn, patients typically experience immune system effects that impair their ability to resist infection (i.e. an adverse shift in cytokines produced by T-cell lymphocytes). However, lymphocytes collected from six severely burned SomatoKine-treated patients (ages 2-18) showed an approximately 280% increase in the production of interleukin-2 and a 25-90% increase in the production of interferon gamma, both vital immune system proteins.

    SomatoKine appears to have a normalizing effect on immune functions and protein synthesis which offers the potential to provide critical protection from serious infection and protein wasting response that occur in severe burn patients. The positive findings from this feasibility study allow the Company to design a pivotal Phase II/III clinical study in burn patients. Such a study may be initiated upon the completion of a partnership arrangement or other means of funding.

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

    Results from the severe burns trial provided encouraging human data which demonstrated an improvement in the balance between protein synthesis and degradation in SomatoKine-treated severely burned adults. This finding demonstrates potential efficacy for SomatoKine to treat serious medical conditions associated with muscle and weight loss, and provides further evidence supporting the use of SomatoKine to treat wasting diseases associated with cancer cachexia, AIDS and advanced kidney failure.

    Celtrix is actively seeking to establish corporate partnerships to address these major opportunities. Relevant human data has been obtained from the clinical trial in burn patients, a patient population subject to severe protein wasting. Additionally, preclinical studies are continuing in collaboration with academic researchers.

CORPORATE COLLABORATIONS

    Elan Corporation, plc

    In April 1999, the Company entered into an agreement with Elan Corporation, plc to establish a joint venture for the development of SomatoKine to treat osteoporosis using Elan's MEDIPAD Delivery System. The terms of the agreement include Elan's purchase of up to $12.8 million in Celtrix preferred stock. Celtrix will use the proceeds of the preferred stock sale to fund its share of the joint venture's initial capitalization and research and development costs. Elan will commit additional funds to the joint venture to support its operating costs.

    The joint venture is initially 80.1% owned by Celtrix and 19.9% by Elan and Elan, at its option, has either the right to convert the preferred stock into Celtrix common stock or exchange a portion of the preferred stock into additional ownership in the new joint venture.

    The joint venture will pay a license fee to Elan for the use of the MEDIPAD technology while Celtrix will have an 80% share in any future proceeds related to the further development and commercialization of the osteoporosis product (e.g. upfront payments, milestones or royalties) received by the joint venture, regardless of ownership, until it is paid $10 million. Thereafter, Celtrix and Elan will share the joint venture's proceeds in accordance with their ownership interest. In a separate transaction, in April 1999 the Company issued 1,508,751 shares of common stock to Elan International Services, Ltd. at a price of $1.657 per share.

    Yoshitomi Pharmaceuticals Industries, Ltd.

    In July 1994, Celtrix entered into a license agreement with The Green Cross Corporation covering the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan. Under the terms of the agreement, Green Cross was to be responsible for all related research, development and marketing, as well as product manufacturing to support its needs in Japan. The agreement provided for Celtrix to receive license fees, milestone payments, and upon commercialization, royalties from product sales. Celtrix had an exclusive royalty-bearing license to related know-how and technology development by Green Cross and retained full rights to SomatoKine outside of Japan. In April 1998, Green Cross was merged with Yoshitomi Pharmaceuticals Industries, Ltd. In May 1998, Celtrix received notice from Yoshitomi of its intent to terminate this license agreement. This license was terminated in March 1999 upon Yoshitomi's payment of $600,000 to Celtrix. Celtrix regained the rights to the treatment of osteoporosis in Japan.

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

RESEARCH AND DEVELOPMENT

    The Company has substantial accumulated or retained expertise with IGF-I and BP3. Through an extensive collaboration program with leading scientists worldwide, research and development efforts are focused on demonstrating the safety and effectiveness of SomatoKine (IGF-I in combination with BP3) in human clinical studies that are relevant to the indications being evaluated. Studies to evaluate optimal formulations, doses and dosing frequencies are being conducted to aid in the development of SomatoKine. These collaborative efforts have effectively contributed to the Company's understanding of the underlying causes and potential treatment strategies for conditions leading to muscle and bone loss and other catabolic conditions. Celtrix is continuing to expand collaborations into other fields where SomatoKine therapy may be of benefit.

    Advances by the Company's research staff in the development of a novel protein expression technology for SomatoKine provided Celtrix with a proprietary manufacturing method which will position the Company for large-scale commercial manufacturing. Efforts in this area will continue to focus on ways that this technology can advance the SomatoKine program. The Company believes that this technology not only provides benefits to Celtrix programs, but also offers the potential of being useful to other biopharmaceutical companies in need of novel protein expression technology. The Company intends to evaluate its options to license such technology to other biopharmaceutical companies in the future.

MANUFACTURING

    Celtrix manufactured human recombinant SomatoKine according to current Good Manufacturing Practices (cGMP) at its Santa Clara location. Since the Company believes it has a supply of SomatoKine sufficient for future, large scale Phase II studies, it ceased manufacturing as part of its September 1998 restructuring. When larger-scale manufacturing is needed, Celtrix will arrange to resume manufacturing efforts through collaborative relationships or contract manufacturers.

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

    In the United States, Celtrix currently holds a total of 19 issued or allowed patents related to the composition, production, antibodies and methods of use for SomatoKine, including one issued patent with claims to a BP3 composition-of-matter, six issued or allowed therapeutic use patents for SomatoKine, nine issued patents regarding novel expression and production methods which may be used for the manufacture of SomatoKine and one issued patent relating to methods of predicting drug response. Celtrix has 23 families of applications, pending in the U.S. or abroad, regarding the therapeutic use of
BP3, antibodies to BP3 and their uses, and therapeutic uses and production   of
the complex, SomatoKine. These applications are in various stages of review. In Europe, Celtrix has an issued patent with claims to: a BP3 composition-of-matter; certain therapeutic uses of that BP3; and certain therapeutic uses of a complex of IGF and the claimed BP3. Celtrix has received a European patent with claims to: recombinantly produced BP3; therapeutic uses of BP3; and therapeutic uses of the complex, SomatoKine. This patent has been opposed by another company.

    The Company also owns or co-owns 27 issued patents regarding the composition-of-matter, methods of purification, and therapeutic uses of TGF-beta-2 and antagonists of TGF-beta-2. Celtrix also owns the rights to a patent application relating to therapeutic uses of TGF-beta antagonists.

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

    For marketing outside the United States, Celtrix is also subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The Company has conducted clinical trials in Europe and the considerations set forth above also apply to European clinical trials; for example, clinical trials must be conducted in several phases and there can be no assurance that such phases of testing in Europe will be completed successfully within any specified time period, if at all, with respect to the Company's product. Although the new drug approval process has been centralized for the European Union ("EU"), clinical research is still controlled at the national level. For clinical trials in certain European countries, the Company is required to give a simple notification process and no submission is required. Other European countries may require the submission of a Clinical Trial Exemption ("CTX"), which is the equivalent of the United States IND and which must be effective before human clinical trials may be commenced. Once submitted, the review and approval process typically takes three months, although there can be no assurance that an approval will be obtained within that time period, or at all.

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

INSURANCE; PRODUCT LIABILITY

    The Company currently has in force general liability insurance, with coverage limits of $3.0 million per incident and $4.0 million in the aggregate annually, and product liability insurance with coverage limits of $1.0 million per incident and $3.0 million in the aggregate annually. The Company's insurance policies provide coverage for product liability and general liability on a claims made and on an occurrence basis, respectively. These policies are subject to annual renewal.

EMPLOYEES

    As of March 31, 1999, Celtrix employed 7 full-time employees. Since the September 1998 restructuring, the Company utilizes consultants as necessary to assist in various research and development activities. The Company plans to add staff as necessary to manage the clinical and related activities planned by the Celtrix/Elan joint venture.

    The Company is highly dependent on the principal members of its management and scientific staff as well as consultants. Its future success depends in large part upon its ability to attract and retain highly qualified scientific and management personnel. Celtrix faces significant competition for such personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that Celtrix will be successful in hiring or retaining requisite personnel.

EXECUTIVE OFFICERS OF THE COMPANY

    The following sets forth certain information with respect to the current executive officers of Celtrix and their ages as of March 31, 1999:

NAME                            AGE         POSITION
----                            ---         --------
Andreas Sommer, Ph.D.           57          President and Chief Executive Officer
                                            and Director

Donald D. Huffman               52          Vice President, Finance and Administration,
                                            Chief Financial Officer and Assistant Secretary

Malcolm J. McKay, Ph.D.         43          Vice President, Regulatory Affairs and Quality Assurance

    Dr. Sommer has served as President and CEO of Celtrix since April 1995 and as a member of the Board of Directors since May 1994. He served as Celtrix's Senior Vice President from July 1993 to April 1995. Previously, Dr. Sommer served as Vice President, Research of Celtrix since 1992, following Celtrix's merger with BioGrowth, Inc., where he served as Vice President, Research and Development since 1989. He previously was a member of the scientific management team at Synergen. Also during his professional career, Dr. Sommer served as an advanced research fellow in the Department of Microbiology at the Biocenter, University of Basel and was a postdoctoral fellow in the Department of Biological Chemistry at the University of California, Davis. He received his Ph.D. in Microbiology from the University of California, Davis, and has published extensively in noted scientific journals.

    Mr. Huffman was appointed Vice President of Finance and Administration and Chief Financial Officer of Celtrix in October 1997. Previously, he was Vice President and Chief Financial Officer of Endosonics Corporation from July 1995 to October 1997 and served in the same capacity at Qualimatrix, Inc. from October 1990 to June 1995. Mr. Huffman has an extensive background in finance and strategic planning for Fortune 200, mid-size and emerging growth companies. He received an MBA from State University of New York at Buffalo and a B.S. from Pennsylvania State University.

    Dr. McKay was appointed Vice President of Regulatory Affairs and Quality Assurance in August 1996 and has served in that capacity for Celtrix since then. He was formerly a director of quality assurance and quality control at COR Therapeutics from September 1995 until August 1996. Previously, he served as director of quality assurance at Celtrix from April 1991 to September 1995, and he oversaw this function at Triton Biosciences from March 1989 to April 1991. In addition, he served as group leader of technical support at Abbott Laboratories. Dr. McKay received his Ph.D. in biochemistry at the University of London and was a postdoctoral fellow at the Medical College of Virginia.

    The Board of Directors elects Celtrix's officers and such officers serve at the discretion of the Board of Directors of Celtrix. There are no family relationships among the directors or officers of Celtrix.

ITEM 2.  PROPERTIES

    Celtrix leases administrative offices at 2033 Gateway Place, San Jose, California 95110. In the fourth calendar quarter of 1998, the Company ceased manufacturing operations and administrative functions at its Santa Clara facility. The Santa Clara facility was designed to address the Company's anticipated manufacturing needs to provide its initial drug supply for clinical studies. In the future, the Company plans to subcontract its manufacturing operations to supply drug for Phase III clinical studies and commercialization. However, there can be no assurance that the Company or any other party will be able to arrange to manufacture any of its current or future products on a commercial scale, or that such products can be manufactured by the Company or any other party at a cost or in quantities to make commercially viable products.

ITEM 3.  LEGAL PROCEEDINGS

    As of the date hereof, there are no legal proceedings pending against or involving Celtrix or its assets that, in the opinion of management, could result in a materially adverse change in the business or financial condition of Celtrix.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth fiscal quarter ended March 31, 1999.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is listed on the Nasdaq National Market under the symbol CTRX. The following table represents quarterly information on the high and low closing prices of Celtrix's common stock for the last two fiscal years:

Fiscal Year 1999                                            High           Low
                                                           ------         ------
      First Quarter ..............................         $ 3.75         $ 1.75
      Second Quarter .............................         $ 2.19         $ 1.00
      Third Quarter ..............................         $ 2.97         $ 0.50
      Fourth Quarter .............................         $ 2.00         $ 0.91

Fiscal Year 1998
      First Quarter ..............................         $ 3.00         $ 2.00
      Second Quarter .............................         $ 2.94         $ 2.00
      Third Quarter ..............................         $ 2.63         $ 1.66
      Fourth Quarter .............................         $ 3.88         $ 1.72

      As of June 1, 1999, there were approximately 1,154 stockholders of record. No cash dividends have been paid to date by the Company on its common stock. Celtrix does not anticipate the payment of dividends on common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                Year Ended March 31,
                                         ----------------------------------------------------------------
Statement of Operations Data:              1999          1998          1997          1996          1995
-----------------------------            --------      --------      --------      --------      --------
                                                       (in thousands, except per share data)
Total revenues                           $    131      $    661      $    658      $  1,750      $  2,200
Costs and expenses:
   Cost of sales                               --             1             5            31           134
   Research and development                 6,830        13,006        11,999        10,990        18,091
   General and administrative               2,272         1,985         1,814         2,063         3,459
   Restructuring costs(1)                   5,160            --            --            --         2,108
                                         --------      --------      --------      --------      --------
                                           14,262        14,992        13,818        13,084        23,792
                                         --------      --------      --------      --------      --------
Operating loss                           $(14,131)     $(14,331)     $(13,160)     $(11,334)     $(21,592)
Interest income, net                          132           681           464           625           843
Gain on sale of investment                     --           737            --         3,463            --
Proceeds from settlement agreement            600            --            --            --            --
                                         --------      --------      --------      --------      --------
Net loss                                 $(13,399)     $(12,913)     $(12,696)     $ (7,246)     $(20,749)
                                         ========      ========      ========      ========      ========

Basic and diluted net loss per share     $  (0.58)     $  (0.61)     $  (0.83)     $  (0.51)     $  (1.57)
                                         ========      ========      ========      ========      ========

Shares used in basic and diluted
   per share computation                   22,941        21,004        15,238        14,161        13,255
                                         ========      ========      ========      ========      ========

                                                           March 31,
                                 ----------------------------------------------------------
Balance Sheet Data:               1999            1998        1997       1996         1995
-------------------              -------        -------     -------     -------     -------
                                                        (in thousands)
Cash, cash equivalents and
   short-term investments(2)     $ 1,258(3)     $ 7,913     $ 5,788     $17,643     $19,929
Total assets                     $ 4,501        $17,876     $16,956     $30,145     $35,024
Long-term obligations                 --             --          --     $   238     $   828
Total stockholders' equity       $ 3,280        $14,744     $14,210     $26,786     $29,436


(1) Restructuring costs for the year ended March 31, 1999 resulted from the discontinuation of manufacturing and other related activities in September 1998 and include charges for leasehold improvements, severance and operating lease obligations. Restructuring costs for the year ended March 31, 1995 resulted from the termination of the Company's ophthalmic program in 1995 and include charges for severance, equipment leases and purchase commitments.

(2) Cash, cash equivalents and short-term investments balances for the years 1995-1997 include restricted cash related to equipment leases.

(3) In April 1999, the Company raised cash in the amount of $2.3 million, net of expenses, through the sale of 1,508,751 shares of common stock to Elan International Services. This amount is not included in the cash balance shown as of March 31, 1999.

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

        The Company's development focus is on SomatoKine, a naturally occurring complex comprised of the anabolic hormone insulin-like growth factor-I (IGF-I) and its primary binding protein, BP3. IGF-I is known to play a major role in diverse biological processes, including muscle and bone formation, tissue repair and endocrine regulation. However, limitations associated with administering free IGF-I therapeutically have proven significant because IGF-I does not naturally exist in quantity free of its binding proteins. SomatoKine delivers IGF-I complexed with BP3, which contains biological information important for the body's natural regulation of IGF-I bioavailability and biodistribution, and the resulting complex does not display the acute limitations seen in free IGF-I administration.

        Results from the Company's three earlier Phase I studies demonstrated that the repeated or continuous administration of SomatoKine safely delivers IGF-I at substantially higher dosage levels than have ever been achievable with free IGF-I, increasing the peak blood concentration of IGF-I up to 35-times its normal level. Furthermore, the elevated levels substantially stimulated bone and connective tissue metabolism.

        In early 1997, the Company initiated a Phase II clinical feasibility study using SomatoKine to treat severe osteoporosis patients recovering from hip fracture surgery. Following the trauma of hip fracture, patients typically suffer an accelerated loss of hip bone mineral density (BMD) which predisposes them to a high risk of refracture. Final data from this Phase II clinical feasibility study reveal significant treatment results in several key measurements including hip bone mass and tests of functional ability. The results suggest that SomatoKine amplifies the body's natural bone metabolism and that short-term treatment with SomatoKine appears to have sustained effects. The findings suggest the potential usefulness of SomatoKine for the treatment of osteoporosis. Based on these promising findings, in April 1999 the Company established a corporate partnership with Elan Corporation, plc to continue the global development of SomatoKine for severe osteoporosis in conjunction with Elan's proprietary drug delivery technology, the MEDIPAD.

        In mid-1997, the Company began a Phase II clinical feasibility study in severely burned patients. Severe burns patients typically have low IGF-I levels which may be connected to the disruption of the biological processes that are essential for efficient and successful healing and protection from complications. Results provided evidence that SomatoKine improved the metabolic processes involved in maintaining muscle protein. In addition, SomatoKine appeared to have a positive effect on the heart function and immune system of these severely burned patients. Clinical findings from this study may be used to establish corporate partnership(s) for future development of SomatoKine in severe burns.

        In July 1998, Celtrix initiated a Phase II feasibility study in Type I diabetes. This 12-patient study investigated SomatoKine's potential to increase sensitivity to insulin and improve blood glucose control. In a cross-over study, patients served as their own control group. All patients reacted positively to SomatoKine. On average, while using SomatoKine, patients reduced exogenous insulin by 49% and recorded a 23% reduction in blood sugar levels, while improving glycemic control. Clinical findings from this study, released in first calendar quarter 1999, will be used to establish corporate partnership(s) for future development of SomatoKine in diabetes.

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

      The Company has a product development, license and marketing agreement with Genzyme Corporation ("Genzyme") for TGF-beta-2, a potential pharmaceutical based on a naturally occurring compound which appears to play an important role in regulating healthy cell functions. In December 1997, under amended terms, the Company granted Genzyme expanded territory rights to TGF-beta-2 to include Japan, China, Korea and Taiwan. Additionally, under a separate license agreement, Genzyme was granted a worldwide royalty-bearing license to TGF-beta antibodies and receptor technology. Genzyme is conducting a Phase II clinical study in dermal ulcers; Celtrix is not currently pursuing an in-house TGF-beta-2 program.

      The Company entered into a license agreement in 1994 with The Green Cross Corporation ("Green Cross"), a Japanese pharmaceutical company, covering the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan. Green Cross was merged with Yoshitomi Pharmaceuticals Industries, Ltd. ("Yoshitomi") in April 1998, and in May 1998, the Company received notification of intent from Yoshitomi to terminate the Green Cross license agreement with Celtrix. The license agreement was terminated in March 1999 upon the payment by Yoshitomi of $600,000 to Celtrix and return of the rights to the treatment of osteoporosis in Japan.

      Celtrix has not earned substantial revenues from product sales since inception and at March 31, 1999 has an accumulated deficit of $130.4 million. The Company's revenues to date consist principally of licensing and milestone payments from pharmaceuticals, research and development funding, related party revenue, and to a lesser extent, sales of products for use in research and assay applications. The Company expects to incur additional operating losses, which may fluctuate quarter to quarter, for at least the next several years as the Company continues its development activities, including clinical trials.

        In November 1998, the Company received notice from the Nasdaq Stock Market that it failed to comply with two Nasdaq continued listing requirements - the minimum net tangible assets requirement and the minimum bid price requirement. In January 1999, Nasdaq officials confirmed that the Company had regained compliance with the minimum bid price requirement, but that it would be subject to delisting if it failed to comply with the minimum net tangible assets requirement. In response, the Company requested an oral hearing before a Nasdaq Listing Qualifications Panel to present its plan to regain compliance with the minimum net tangible assets requirement. Such plan was presented at an oral hearing on April 1, 1999. Although the Company intends to comply with all continued listing requirements of Nasdaq, it awaits the Nasdaq Panel's decision concerning its continued listing on the Nasdaq Stock Market. There can be no assurance that it will be able to satisfy Nasdaq's requirements in the future or that the Nasdaq Panel will render a favorable decision. Recently the Company's minimum bid price again fell below the minimum bid price required to qualify for Nasdaq listing. Failure to meet Nasdaq's requirements may result in delisting by Nasdaq, and may have a material adverse effect on the price of the Company's Common Stock and the levels of liquidity currently available to its stockholders.

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

RESULTS OF OPERATIONS

      The Company incurred net losses of $13.4 million, $12.9 million, and $12.7 million in fiscal 1999, 1998, and 1997, respectively. Basic and diluted net loss per share for these years were $0.58, $0.61, and $0.83, respectively.

      Revenues consist of licensing revenue and miscellaneous product sales. Revenues were $131,000, $661,000 and $658,000 in fiscal 1999, 1998 and 1997, respectively. The 80% decrease in revenues from 1998 to 1999 is due primarily to loss of licensing revenue resulting from the termination of the Yoshitomi license agreement.

      Operating expenses decreased 5% to $14.3 million in 1999 from $15.0 million in 1998 due to the reduction of expenses since the September 1998 restructuring of the Company, offset by the one-time restructuring charge of $5.2 million recorded in September 1998. At year-end, the Company had reduced its expenditure level to approximately $2.4 million per year, and it expects to maintain this rate of expenditure for its corporate activities for the next 12 months. Clinical and administrative expenditures anticipated by the Celtrix/Elan joint venture are the responsibility of each party in proportion to their ownership shares. The joint venture agreement provides for Celtrix to obtain funds for its share of such expenditures through the sale of additional equity securities to Elan. Operating expenses increased 9% to $15.0 million in 1998 from

$13.8 million in 1997 due primarily to increased costs associated with the Phase II clinical trials, and additional staffing to support increased SomatoKine manufacturing and clinical activities.

      Interest income, net of interest expense, decreased 81% to $132,000 in 1999 from $681,000 in 1998 due primarily to the lower average cash, cash equivalents and short-term investment balances in 1999. Net interest income increased 47% to $681,000 in 1998 from $464,000 in 1997 due primarily to an increase in average cash, cash equivalents and short-term investments resulting from net proceeds received from the Company's April 1997 private equity financing of approximately $13.3 million. Interest expense was $1,000, $24,000, and $89,000 in 1999, 1998, and 1997, respectively.

      In 1999, the Company received a $600,000 payment from Yoshitomi, as a settlement related to the termination of the Green Cross license agreement. In 1998, the Company reported a gain on investment of $737,000 as a result of the sale of preferred stock in Prograft Medical, Inc.
("Prograft"), held by the Company since 1993.

      At March 31, 1999, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $127.7 million and $4.3 million, respectively, expiring in the years 2006 through 2019. Due to ownership changes as defined by the Internal Revenue Code, the Company's utilization of its net operating loss carryforwards and tax credits is subject to substantial annual limitations. The Company has determined that a valuation allowance for deferred tax assets of $51.2 million and $45.8 million at March 31, 1999 and 1998, respectively, is required to reduce the deferred tax assets to the amount realizable, zero, based upon the Company's earnings history of losses.

        In September 1998, Celtrix announced a restructuring of the Company to focus on the clinical development of SomatoKine, and to significantly reduce its cash burn rate. Since the Company believes that sufficient clinical grade SomatoKine has been manufactured for the conduct of clinical trials over the next two years, it discontinued its manufacturing operations. As part of the restructuring, the Company reduced its work force by 59 employees, or approximately 80%, in September 1998. The Company further reduced its work force by the end of the calendar year, for a total reduction of approximately 90%. The reduction in work force affected all levels of staff in manufacturing and other functions. Also, as a result of discontinuing its manufacturing operations, the Company is currently in the process of selling its equipment and other assets. The Company terminated its 69,000 square foot facility lease effective November 30, 1998, and relocated to offices in San Jose, California to support ongoing clinical and business development activities.

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

        At March 31, 1999, Celtrix's cash and cash equivalents were $1.3 million compared to $7.9 million at March 31, 1998. The net decrease of $6.6 million was due primarily to cash outlays consisting of $8.9 million in net cash and investments used in operating activities and $260,000 used for investing and financing activities, partially offset by net proceeds of $1.9 million received from the issuance of common stock, and $600,000 in proceeds from the sale of fixed assets.

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

        In April 1999, in connection with the closing of a joint venture agreement with Elan Corporation, plc, Elan International Services, Ltd. purchased 1,508,751 shares of Celtrix common stock at a purchase price of $1.657 per share, resulting in net proceeds to the Company of $2.3 million.

        At March 31, 1999, the Company had working capital of $0.2 million and an accumulated deficit of $130.4 million, and incurred a net loss of $13.4 million for the year ended March 31, 1999. Working capital was increased in April 1999 by the proceeds of the financing described above. The Company expects that current cash and cash equivalents, including proceeds from the April 1999 financing, will be sufficient to fund operations into the third calendar quarter of 2000. The Company will be required to seek additional funds to finance operations beyond that period. The joint venture transaction with Elan Corporation, plc provides for the purchase by Elan of additional Celtrix equity securities, the proceeds from which will be used to fund the Company's share of anticipated clinical expenses associated with the joint venture's large-scale trial in osteoporosis (recovery from hip fracture surgery).

        To minimize future dilution to stockholders from additional equity financing, the Company plans to concentrate on establishing additional corporate partner arrangements and other opportunities that will enable the continued development of SomatoKine. Merger opportunities that are consistent with the Company's clinical development of SomatoKine will also be considered. There can be no assurance that the Company will be able to raise additional funds or enter into further collaborative arrangements on terms favorable to the Company.

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

RISK FACTORS

      Early Stage of Development; No Developed or Approved Products

      The Company's potential products are in research and development and no material revenues have been generated to date from product sales. To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture and market its potential products. Much of the clinical development work for the Company's potential products remains to be completed. No assurance can be given that the Company's product development effort will be successfully completed, that required regulatory approval will be obtained or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.

      History of Operating Losses; Accumulated Deficit

      The Company has incurred net operating losses in every year of operation since its inception. As of March 31, 1999, the Company had an accumulated deficit of approximately $130.4 million. Losses have resulted principally from costs incurred in connection with the Company's research and development activities and from general and administrative costs associated with the Company's operations. The Company expects to incur substantial and increasing operating losses for at least the next several years. The Company's ability to achieve profitability will depend in part on completing the research and development of, and obtaining regulatory approvals for, its products and successfully commencing product commercialization.

      Possible Volatility of Stock Price; Dividend Policy

      Since the Company's common stock became listed for public trading, its market price has fluctuated over a wide range and the Company expects that it will continue to fluctuate. Like the market prices for securities of biopharmaceutical and biotechnology companies generally, the Company's stock price has from time to time experienced significant price and volume fluctuations that are unrelated to the Company's operating performance. In addition, announcements concerning the Company or its competitors, the results of clinical trials, technological innovations or new commercial products, government regulations, developments concerning proprietary rights, litigation or public concern as to safety of the Company's potential products as well as changes in general market conditions may have a significant effect on the market price of Celtrix's common stock.

      The Company has never paid dividends on its capital stock and the Company does not anticipate paying any cash dividends in the foreseeable future.

      Future Capital Requirements and Uncertainty of Additional Funding

      The Company anticipates that proceeds from the November 1998 and April 1999 financings, as well as proceeds from the sale of fixed assets as a result of discontinuing manufacturing operations and the $600,000 payment received in March 1999 pursuant to a settlement agreement with Yoshitomi will be sufficient to fund the Company's operations into the third calendar quarter of 2000. Further development of the Company's products will require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential therapeutic products to market and to establish production, marketing and sales capabilities. Such additional funding will need to be raised through collaborative arrangements or through public or private financings, including equity financing. The joint venture transaction with Elan Corporation, plc in April 1999 provides for the purchase by Elan of additional Celtrix equity securities, the proceeds from which will be used to fund the Company's share of anticipated clinical expenses associated with the joint venture's large-scale trial in osteoporosis (recovery from hip fracture surgery). Any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictions on the Company's ability to pay future dividends on its capital stock or the manner in which the Company conducts its business.

        There can be no assurance that any such financing will be available to the Company or on terms attractive to the Company, or that the Company can enter into an additional collaborative relationship with a corporate partner for the continuation of the clinical trials in its current indications. In February 1999, the Securities and Exchange Commission informed the Company that it did not have a valid exemption for the sale of its Common Stock and Warrants to purchasers in connection with the November 1998 financing and, consequently, the Company has offered the purchasers from the November 1998 financing an opportunity to rescind their purchase of Common Stock and Warrants. The exercise by any of the investors of such rescission right will reduce the Company's available cash and cash equivalents, and could have a material adverse effect on the Company's ability to conduct its business in the future. The accompanying financial statements do not reflect the impact of such potential rescission. However, as of the date hereof, all purchasers from the November 1998 financing have informed the Company that they do not intend to rescind their purchases, and they have agreed to waive certain rights (including certain financial penalties) in connection with the timing of the Company's obligation to register the shares of Common Stock and Warrants purchased in the November 1998 financing with the Securities and Exchange Commission.

      Stringent Government Regulation; Need for Product Approvals

      The preclinical testing and clinical trials of any compounds developed by the Company or its collaborative partners and the manufacturing and marketing of any drugs resulting therefrom are subject to regulation by numerous federal, state and local governmental authorities in the United States, the principal one of which is the United States Food and Drug Administration (the "FDA"), and by similar agencies in other countries in which drugs developed by the Company or its collaborative partners may be tested and marketed (each of such federal, state, local and other authorities and agencies, a "Regulatory Agency"). Any compound developed by the Company or its collaborative partners must receive Regulatory Agency approval before it may be marketed as a drug in a particular country. The regulatory process, which includes preclinical testing and clinical trials of each compound in order to establish its safety and efficacy, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent Regulatory Agency approval. In addition, delays or rejections may be encountered based upon changes in Regulatory Agency policy during the period of drug development and/or the period of review of any application for Regulatory Agency approval for a compound. Delays in obtaining Regulatory Agency approvals could adversely affect the marketing of any drugs developed by the Company or its collaborative partners, result in the imposition of costly procedures upon the Company's and its collaborative partners' activities, diminish any competitive advantages that the Company or its collaborative partners may attain and adversely affect the Company's ability to receive royalties, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Uncertainties Related to Clinical Trials

      Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that the Company's clinical trials will demonstrate the safety and efficacy of any products or will result in marketable products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in earlier trials. For example, in fiscal year 1995, Celtrix discontinued its in-house TGF-beta-2 program for the treatment of ophthalmic conditions as a result of disappointing clinical study results.

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

      The Company's potential expansion into areas and activities requiring additional expertise, such as further clinical trials, governmental approvals, contract manufacturing and marketing, are expected to place additional requirements on the Company's management, operational and financial resources. These demands are expected to require an increase in management and scientific personnel and the development of additional expertise by existing management personnel. The failure to attract and retain such personnel or to develop such expertise could materially adversely affect prospects for the Company's success.

      Product Liability; Availability of Insurance

      The Company currently has in force general liability insurance, with coverage limits of $3.0 million per incident and $4.0 million in the aggregate annually, and product liability insurance with coverage limits of $1.0 million per incident and $3.0 million in the aggregate annually. The Company's insurance policies provide coverage for product liability on a claims made basis and general liability on occurrence basis. These policies are subject to annual renewal. Such insurance may not be available in the future on acceptable terms or at all. There can be no assurance that the Company's insurance coverage will be adequate or that a product liability claim or recall would not materially adversely affect the business or financial condition of the Company.

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

      Concentration of Stock Ownership

      As of June 1, 1999 the Company's directors and officers and their affiliates beneficially owned approximately 24% of the outstanding common stock. As a result, these stockholders have been able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

      Nasdaq Issues

        In November 1998, the Company received notice from the Nasdaq Stock Market that it failed to comply with two Nasdaq continued listing requirements - the minimum net tangible assets requirement and the minimum bid price requirement. In January 1999, Nasdaq officials confirmed that the Company had regained compliance with the minimum bid price requirement, but that it would be subject to delisting if it failed to comply with the minimum net tangible assets requirement. In response, the Company requested an oral hearing before a Nasdaq Listing Qualifications Panel to present its plan to regain compliance with the minimum net tangible assets requirement. Such plan was presented at an oral hearing on April 1, 1999. Although the Company intends to comply with all continued listing requirements of Nasdaq, it awaits the Nasdaq Panel's decision concerning its continued listing on the Nasdaq Stock Market. There can be no assurance that it will be able to satisfy Nasdaq's requirements in the future or that the Nasdaq Panel will render a favorable decision. Recently the Company's minimum bid price again fell below the minimum bid price required to qualify for Nasdaq listing. Failure to meet Nasdaq's requirements may result in delisting by Nasdaq, and may have a material adverse effect on the price of the Company's Common Stock and the levels of liquidity currently available to its stockholders.

      Restructuring

      In order to reduce the Company's cash burn rate and preserve value in the Company's core assets and technologies, in September 1998, the Company restructured its operations to eliminate manufacturing and announced a reduction in work force of up to 90%. Such actions were designed to permit the Company to continue its clinical development of SomatoKine. There can be no assurance that the restructuring efforts the Company has engaged in to date will be successful or that the Company will be able to sustain its clinical development activities going forward, with the exception of the large-scale Phase II trial in osteoporosis (recovery from hip fracture surgery) which will be undertaken by the Celtrix/Elan Corporation joint venture. In addition, there can be no assurance that the Company's management will not deem it appropriate to undertake other restructuring efforts in the future or to what degree any such efforts will result in improved performance or a reduction in the Company's cash burn rate.

        Dilutive and Potential Dilutive Effect to Stockholders

        In November 1998, pursuant to the terms of a Common Stock and Warrant Purchase Agreement dated October 12, 1998, the Company completed a private placement of 4,000,000 shares of the Company's Common Stock (the "Private Placement"), resulting in net proceeds to the Company, after deducting estimated transaction costs, of approximately $1.9 million. Also in connection with the Private Placement for every share of stock issued, the Company issued one and one-half warrants to purchase additional shares at $0.55 per share. In April 1999, the Company completed a private placement of 1,508,751 shares of the Company's Common Stock to Elan International Services, Ltd., resulting in net proceeds to the Company, after deducting estimated transaction costs, of approximately $2.3 million. The foregoing issuances of shares of the Company's common stock and warrants exercisable for common stock dilutes the beneficial ownership of existing Company stockholders.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to the risk of fluctuating interest rates in the course of ordinary business on certain assets including cash and cash equivalents. The Company employs established policies to manage its exposure to fluctuations in interest rates, including placing its investments with high quality issuers, limiting the amount of credit exposure to any one issuer and limiting duration by restricting the term.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and Financial Statement Schedules of the Company required by this item are incorporated herein and listed under Item 14(a)(1) and
(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to the directors of the Company as of June 1, 1999.

                                                                                      Director
                  Name                  Age           Principal Occupation             Since
            -----------------           ---     -------------------------------      ----------
Henry E. Blair.....................      55   Chairman and Chief Executive Officer      1995
                                              of Dyax Corporation; Co-Founder and
                                              Consultant, Genzyme Corporation and
                                              Director of the Company

Barry Sherman, M.D.................      57   Executive Vice President and Chief        1997
                                              Medical Officer, Pain Therapeutics,
                                              Inc. and Director of the Company

Andreas Sommer, Ph.D...............      57   Chief Executive Officer, President        1994
                                              and Director of the Company

James E. Thomas....................      39   Chairman of the Board of Directors of     1993
                                              the Company; Managing Director of
                                              E.M. Warburg, Pincus & Co., Inc.

      Except as set forth below, each of the directors has been engaged in the principal occupation set forth next to his name above during the past five years. There are no family relationships among the directors or executive officers of the Company.

      Mr. Blair was elected to the Board of Directors of Celtrix in January 1995. Since April 1997, Mr. Blair has served as Chairman and Chief Executive Officer of Dyax Corporation. He was a co-founder of Genzyme Corporation in 1981 and served as Genzyme's Senior Vice President, Manufacturing, Research and Development until 1988. He continues to serve on Genzyme's Board of Directors and as a consultant. Mr. Blair is also a director of Genzyme Transgenic Corporation, DynaGen Inc. and several privately-held companies.

      Dr. Sherman was elected to the Board of Directors of Celtrix in December 1997. He currently serves as Executive Vice President and Chief Medical Officer of Pain Therapeutics Inc., and has been a Clinical Professor of Internal Medicine at Stanford University since 1986. Previously, Dr. Sherman served as President and Chief Executive Officer of Anergen, Inc. and Senior Vice President and Chief Medical Officer at Genentech, Inc.

      Dr. Sommer was appointed Chief Executive Officer and President of Celtrix in April 1995 and has served as a director of Celtrix since May 1994. Previously, Dr. Sommer served as Senior Vice President of Celtrix since July 1993 and as Vice President, Research of Celtrix since 1992, following the merger with BioGrowth, Inc. ("BioGrowth"). From 1989 to 1991, Dr. Sommer served as Vice President, Research and Development of BioGrowth.

      Mr. Thomas was elected Chairman of the Board of Celtrix in April 1995 and has served as a director of Celtrix since November 1993. He has been a Managing Director of E.M. Warburg, Pincus & Co., Inc. since January 1994 and has held various other positions at Warburg since 1989. He is also a director of Menley & James Laboratories, Inc., Oxford Glyco Sciences, plc, Xomed Surgical Products, Inc., Transkaryotic Therapies, Inc. and several privately-held companies.

      The information concerning the Registrant's executive officers is set forth in "Item 1--Business--Executive Officers of the Company" in this Annual Report on Form 10-K.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations from officers and directors that no other reports were required, during the three fiscal years ended March 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent stockholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

        Directors are reimbursed for out-of-pocket travel expenses associated with their attendance at Board meetings. During fiscal 1999, independent non-employee directors Blair and Sherman received a fee of $1,500 for each meeting of the Board of Directors attended. In accordance with internal policies at Warburg, director Thomas does not receive compensation for attending the Company's Board meetings. Independent non-employee directors holding less than 2% of the Company's Common Stock participate in the Company's 1991 Directors' Option Plan (the "Directors' Plan"), pursuant to which such directors are automatically granted options to purchase shares of Common Stock of the Company on the terms and conditions set forth in the Directors' Plan. Additionally, at the discretion of the Board, non-employee directors may also receive option grants under the 1991 Stock Option Plan. During the year ended March 31, 1999, director Blair was granted options to purchase 3,333 shares and 40,000 shares of Common Stock of the Company under the Directors' Plan at an exercise price of $2.875 per share and $1.688 per share, respectively, and an additional option to purchase 10,001 shares under the 1991 Stock Option Plan at an exercise price of $2.875. Director Sherman was granted an option to purchase 40,000 shares under the Directors' Plan at an exercise price of $1.688, and an additional option to purchase 5,000 shares under the 1991 Stock Option Plan at an exercise price of $2.875 per share. Except for the option grant of 3,333 shares to director Blair, the options granted under the Directors' Plan during the fiscal year ended March 31, 1999 are exercisable with respect to 1/4th of the shares granted on the first anniversary of the grant date, and 1/48th per month thereafter. The 3,333 options granted to director Blair under the Directors' Plan are exercisable on the third anniversary of the grant date. Options granted under the 1991 Stock Option Plan are exercisable with respect to 12% of the shares granted six months after the grant date, and 2% per month thereafter.

SUMMARY COMPENSATION TABLE

        The following table shows the compensation received by (a) the Company's Chief Executive Officer, (b) the most highly compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers of the Company as of March 31, 1999 and whose total compensation for the year exceeded $100,000, (c) the most highly compensated individual who would have been included under item (b) above but for the fact that he was no longer serving as an executive officer of the Company as of March 31, 1999, and the compensation received by each such individual for the Company's two prior fiscal years.

                                                                                                Long Term
                                                                      Annual                   Compensation
                                                                 Compensation (1)               Awards (1)
                                                             -------------------------        --------------
                                               Fiscal                                            Options/       All Other
  Name and Principal Position                   Year          Salary(2)        Bonuses         SARS Granted   Compensation(1)
  ---------------------------                 --------       -----------      --------        -------------- -----------------
Andreas Sommer                                    1999        $269,315                                           $ 81,277(3)
    Chief Executive Officer, President            1998        $251,100        $ 56,250(4)         170,000
    & Director                                    1997        $212,925        $ 40,000(5)

Donald D. Huffman (6)
    Vice President, Finance &                     1999        $156,504
    Administration,                               1998        $ 68,874        $ 19,893(4)         165,000
    Chief Financial Officer &
    Assistant Secretary

Malcolm J. McKay                                  1999        $155,535
    Vice President, Regulatory Affairs            1998        $144,242        $ 21,750(4)          80,000
    & Quality Assurance                           1997        $ 78,587        $ 25,000(5)          50,000

David M. Rosen                                    1999        $ 87,804                                           $ 41,293(7)
    Senior Vice President, Research &             1998        $154,074        $ 23,250(4)         100,000
    Development                                   1997        $136,463        $ 25,000(5)

(1) Except as disclosed in the table, there was no other cash compensation, long-term incentive plan or restricted stock award that required disclosure.

(2) Includes amounts earned but deferred at the election of the executive, such as salary deferrals under Celtrix's retirement savings plan ("the 401(k) Plan").

(3)   Consists of forgiveness of loan principal and accrued interest.

(4) Includes amounts earned as of March 31, 1998 related to achieving certain corporate milestones during fiscal year 1998. The awards were paid in April 1998.

(5) Includes amounts earned as of March 31, 1997 related to meeting certain corporate milestones. The awards were paid in April 1997.

(6) Mr. Huffman was hired by the Company in October 1997 as Vice President of Finance and Administration and Chief Financial Officer.

(7) Consists of severance payment to Dr. Rosen upon termination of his employment in September 1998. Dr. Rosen's salary, on an annualized basis, would have been $175,000.

      STOCK OPTION GRANTS IN LAST FISCAL YEAR

      There were no stock option grants for the named executive officers made in the fiscal year ended March 31, 1999.

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth information for the named executive officers with respect to exercises, during the fiscal year ended March 31, 1999, of options to purchase Common Stock of the Company, and the number and value of unexercised options at fiscal year end.

                                                                              Value of
                                                            Number of        Unexercised
                                                           Unexercised       In-the-Money
                                                            Options at          Options
                           Shares                        Fiscal Year-End   at Fiscal Year-End
                          Acquired          Value         (Exercisable/      (Exercisable/
        Name            On Exercise       Realized        Unexercisable)     Unexercisable)
---------------------- --------------- ---------------- ------------------ ------------------
Andreas Sommer               0               $0         316,850/128,150          -/-     (1)

Donald Huffman               0               $0         54,900/110,100           -/-     (1)

Malcolm McKay                0               $0         60,800/69,200            -/-     (1)

David Rosen                  0               $0              0/0                 -/-     (1)

---------------

(1) The fair market value of Celtrix's Common Stock as reported on the Nasdaq National Market System at the close of business on March 31, 1999 was $1.094. The exercise price of all stock options held by the named officers was above the market value of Celtrix's Common Stock on March 31, 1999.

      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee (the "Committee") of the Board of Directors is responsible for setting and administering the polices for executive salaries and short-term and long-term incentive programs. The Committee consists of Henry E. Blair and James E. Thomas, non-employee directors of Celtrix.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the beneficial ownership of the Company's Common Stock as of June 1, 1999, as to (i) each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's current directors, (iii) each of the executive officers named in the Summary Compensation Table on page 32, and (iv) all current directors and executive officers as a group.

                                                                                Shares
                                                                         Beneficially Owned (1)
                                                                      --------------------------
     5% Stockholders, Directors, Named Executive Officers, and
     Directors and Executive Officers as a Group                        Number         Percent (2)
     ---------------------------------------------------------        ---------        ---------
     Biotechnology Development Fund (3) ......................        5,670,774          19.2%
     575 High Street, Suite 201
     Palo Alto, CA 94301

     Warburg, Pincus Investors, L.P. (4) .....................        3,643,175          13.5%
     466 Lexington Avenue, Tenth Floor
     New York, NY 10017

     Veron International, Ltd. (5) ...........................        3,272,887          11.6%
     Chinachem Golden Plaza
     77 Mody Road
     Tsiu Sha Tsui East
     Kowloon, Hong Kong

     Genzyme Corporation .....................................        3,023,217          11.4%
     One Kendall Square
     Cambridge, MA 02139

     Lee Wei Chen (6) ........................................        2,350,000           8.4%
     c/o Fu Sheng Industrial Co., Ltd.
     172 Nanking East Road, Sec. 2
     Taipei 104 Taiwan
     ROC

     Elan International Services, Ltd. .......................        1,508,751           5.7%
     102 St. James Court
     Flatts, Smiths Parish
     Bermuda, FL 04

     Pequot Capital Management, Inc. (7) .....................        1,531,344           5.6%
     500 Nyla Farm Road
     Westport, CT 06680

     Henry E. Blair (8) ......................................        3,044,350          11.5%
     One Kendall Square
     Cambridge, MA 02139

     Donald D. Huffman (9) ...................................           61,500             *

     Malcolm J. McKay, Ph.D. (9) .............................           67,817             *

     David M. Rosen, Ph.D ....................................            2,904             *

     Barry M. Sherman, M.D. (10) .............................           10,433             *
     250 E. Grand Avenue
     South San Francisco, CA 94080

     Andreas Sommer, Ph.D. (9) ...............................          351,011           1.3%

     James E. Thomas (11) ....................................        3,643,175          13.5%
     466 Lexington Avenue, 10th Floor
     New York, NY 10017

     All directors and executive officers as a group
     (6 persons) (12) ........................................        7,178,286          26.5%

      -----------------

       *Less than 1%.

(1) Information with respect to beneficial ownership is based upon information furnished by each director and officer or contained in filings made with the Securities and Exchange Commission. Except as indicated in the footnotes to this table, the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) Percentage of ownership is based on 26,569,804 shares of Common Stock outstanding on June 1, 1999. The number of shares of Common Stock beneficially owned includes the shares issuable pursuant to stock options that are exercisable within 60 days after June 1, 1999. Shares issuable pursuant to warrants and stock options are deemed outstanding for computing the percentage of the person holding such options but are not outstanding for computing the percentage of any other person.

(3) Includes a warrant for the purchase of 615,258 shares of Common Stock at an exercise price of $2.68 which expires on April 1, 2000 and warrants for 2,250,000 shares of Common Stock at an exercise price of $0.55 which expire on November 20, 2001. Also includes an option to purchase 75,000 shares of Common Stock at an exercise price of $2.438 per share which expires on April 1, 2000.

(4) Warburg, Pincus Investors, L.P. ("WPI") is a Delaware limited partnership whose sole general partner is Warburg, Pincus & Co., a New York general partnership ("WP"). E. M. Warburg, Pincus & Co., LLC, a New York limited liability company ("EMW LLC"), manages WP. The members of EMW LLC are substantially the same as the partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC and may be deemed to control both WP and EMW LLC. WP, as the sole general partner of WPI, has a 20% interest in the profits of WPI. Mr. James E. Thomas, Chairman of the Board of Directors of the Company, is a Managing Director and member of EMW LLC and a general partner of WP. As such, Mr. Thomas may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Securities Exchange Act of 1934) in an indeterminable portion of the shares beneficially owned by WPI and WP. The number of shares beneficially owned includes a warrant for the purchase of 461,443 shares of Common Stock at an exercise price of $2.68 which expires on April 1, 2000.

(5) Includes a warrant for the purchase of 307,629 shares of Common Stock at an exercise price of $2.68 which expires on April 1, 2000 and a warrant for 1,410,000 shares of Common Stock at an exercise price of $0.55 which expires on November 20, 2001.

(6) Includes a warrant for 1,410,000 shares of Common Stock at an exercise price of $0.55 which expires on November 20, 2001.

(7) Includes 1,325,956 shares held by Pequot Private Equity Fund, L.P. (of which 728,152 shares are issuable upon exercise of a warrant at an exercise price of $2.68 and which expires on April 1, 2000), 168,688 shares held by Pequot Offshore Private Equity Fund, Inc. (of which 92,192 shares are issuable upon exercise of a warrant at an exercise price of $2.68 and which expires on April 1, 2000), and 36,700 shares held by Pequot Scout Fund, L.P.

(8) 3,023,217 of the shares indicated as owned by Mr. Blair are owned directly by Genzyme Corporation ("Genzyme") and are included because Mr. Blair is a member of the Board of Directors of Genzyme. Mr. Blair disclaims "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. Also, includes 11,133 shares issuable upon exercise of options exercisable within 60 days after June 1, 1999.

(9) As to each of Mr. Huffman, Dr. McKay, and Dr. Sommer, includes 61,500, 66,000, and 329,550 shares, respectively, issuable upon exercise of options exercisable within 60 days after June 1, 1999.

(10) Represents 10,433 shares issuable upon exercise of options exercisable within 60 days after June 1, 1999.

(11) All of the shares indicated as owned by Mr. Thomas are owned directly by Warburg, Pincus Investors ("WPI") and are included because Mr. Thomas may be deemed to have an indirect pecuniary interest (within the meaning of rule 16a-1 under the Securities Exchange Act of 1934) in an indeterminable portion of the shares beneficially owned by WPI and WP. Mr. Thomas disclaims "beneficial ownership" of these shares, except to the extent of his pecuniary interest in such funds within the meaning of rule 13d-3 under the Securities Exchange Act of 1934.

(12) Includes 478,616 shares issuable upon exercise of options held by officers and directors exercisable within 60 days after June 1, 1999, including shares issuable upon exercise of options held by the officers and directors named in the foregoing table.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        TRANSACTIONS WITH MANAGEMENT AND OTHERS

        In November 1998, Celtrix sold 4,000,000 shares of common stock in a private placement at $0.50 per share, which resulted in net proceeds to the Company of approximately $1.9 million. Additionally, the Company issued three-year warrants to purchase 6,000,000 shares of Celtrix common stock at $0.55 per share. As of March 31, 1999, 6,000,000 shares of warrants are outstanding. Purchasers in the offering included the following holders of more than 5% of the Company's outstanding common stock: Biotechnology Development Fund, Veron International, Ltd. and Lee Wei Chen.

        In January 1997, the Company entered into a two-year employment agreement with Andreas Sommer which provides in pertinent part for annual compensation of $215,000 as subsequently adjusted by the Compensation Committee, and up to 18 months severance, in the event of termination of employment under certain circumstances. In January 1999, the Company executed a one-year extension of the employment agreement with Dr. Sommer.

        In January 1992, the Company loaned Dr. Sommer $60,000 to pay income taxes associated with Dr. Sommer's exercise of his options to purchase BioGrowth Common stock. The loan was secured by Dr. Sommer's Celtrix stock and bore interest at the rate of 5.12% per annum. The loan principal and accrued interest totaling $81,277 were forgiven in September 1998. Withholding taxes of $28,813 due from Dr. Sommer upon forgiveness of the loan were paid by the Company in December 1998, and a receivable was established in that amount.

        The Company has entered into separate indemnification agreements with each of its directors and executive officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses as incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' liability insurance if available on reasonable terms.

        The Company believes that the transactions set forth above are on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future material transactions, including loans, between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) INDEX TO FINANCIAL STATEMENTS

    The financial statements required by this item are submitted in a separate section of this report:

                                                                            Page
                                                                            ----
    Report of Ernst & Young LLP, Independent Auditors  ...............       45

    Consolidated Balance Sheets - March 31, 1999 and 1998  ...........       46

    Consolidated Statements of Operations
        Years Ended March 31, 1999, 1998 and 1997  ...................       47

    Consolidated Statements of Stockholders' Equity
        Years Ended March 31, 1999, 1998 and 1997  ...................       48

    Consolidated Statements of Cash Flows
        Years Ended March 31, 1999, 1998 and 1997  ...................       49

    Notes to the Consolidated Financial Statements  ..................       50

(a) (2) FINANCIAL STATEMENT SCHEDULES

     Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

 (a) (3)  EXHIBITS

EXHIBIT
NO.        DESCRIPTION
2.1     -  Stock Exchange Agreement dated September 14, 1992, among Registrant,
           Baltimore Biotech, Inc. ("BBI") and holders of outstanding stock of
           BBI. (6) (10)

3.1     -  Certificate of Designations, Preferences, and Rights of Series A
           Preferred Stock and Series B Preferred Stock of the Registrant filed with the Delaware Secretary of State on April 21, 1999.

3.2     -  Bylaws of the Registrant. (1)

4.1     -  Certificate of Incorporation of the Registrant. (See Exhibit 3.1)

4.2     -  Bylaws of the Registrant. (See Exhibit 3.2)

4.3     -  Warrant of the Registrant dated November 17, 1993 to Warburg, Pincus
           Investors, L.P. (13)

10.1    -  Distribution Agreement dated January 23, 1991, between Collagen
           Corporation and the Registrant. (2)

10.2a   -  Registrant's 1991 Directors' Stock Option Plan. (3)

10.3a   -  Registrant's 1991 Employee Stock Purchase Plan. (3)

10.4a   -  Registrant's 1991 Stock Option Plan. (3)

10.5    -  Agreement by the Registrant to provide services to Collagen
           Corporation dated as of February 1, 1991, between Collagen
           Corporation and the Registrant. (2)

10.6    -  Supply and License Agreement from the Registrant to Collagen
           Corporation effective as of February 1, 1991, between Collagen
           Corporation and the Registrant. (2) (8)

EXHIBIT
NO.        DESCRIPTION
10.7    -  Agreement by Collagen Corporation to provide services to the
           Registrant dated as of February 1, 1991, between Collagen Corporation and the Registrant. (2)

10.8    -  Supply and License Agreement from Collagen Corporation to the
           Registrant effective as of February 1, 1991, between Collagen
           Corporation and the Registrant. (2) (8)

10.9    -  Distribution Agency Agreement dated as of February 1, 1991, among the
           Registrant, Collagen Corporation and the Bank of New York. (2)

10.11   -  Tax Allocation Agreement dated as of February 1, 1991, between
           Collagen Corporation and the Registrant. (2)

10.12   -  Vitrogen(R) Agreement Between Collagen Corporation and the Registrant
           effective as of February 1, 1991. (2) (8)

10.14   -  Joint Venture Agreement dated as of March 26, 1987, between Collagen
           Corporation and Hercules Incorporated. (1)

10.15   -  Letter Agreement dated as of July 21, 1989, by and among Collagen
           Corporation, Hercules Incorporated and Epicor Laboratories, Inc. (1)

10.16   -  License Agreement for Wound Healing Composition dated as of April 15,
           1987, between the University of Washington and Collagen Corporation.
           (1)

10.18   -  Form of Indemnification Agreement between the Registrant and each of its executive officers and directors. (1)

10.19   -  Form of Loan and Security Agreement between the Registrant and certain of its employees. (1)

10.20   -  Agreement Between Bristol-Myers Squibb and Collagen Corporation dated
           September 7, 1990. (1)

10.21   -  License Agreement dated as of December 4, 1991, among Massachusetts
           Institute of Technology, Whitehead Institute and the Registrant. (4)
           (9)

10.22   -  License Agreement dated as of June 15, 1990, between the Board of
           Trustees of the Leland Stanford Junior University and BioGrowth, Inc.
           (4)

10.23   -  Lease Agreement dated as of August 1, 1991, between Spieker French
           Foster #249, a California General Partnership, and the Registrant, as amended. (4)

10.24   -  Escrow Agreement dated as of December 12, 1991, among the Registrant,
           BioGrowth, Inc., The Bank of New York, and Larry Brown and James
           Bennington, M.D., as representatives of and on behalf of the BioGrowth, Inc. Shareholders. (4)

10.25   -  Form of Non-Competition Agreement between the Registrant and each of
           Edward O. Lanphier II, Andreas Sommer, Christopher Maack and E.
           Martin Spencer. (4)

10.26   -  Form of Affiliate's Agreement between the Registrant and each of
           Edward O. Lanphier II, Andreas Sommer and certain other shareholders of BioGrowth, Inc. (4)

10.28   -  Loan and Security Agreement dated as of January 28, 1992, between the
           Registrant and Andreas Sommer. (4)

10.30   -  Master Lease Agreement Number 9131 between the Registrant and LeasTec
           Corporation. (6)

10.33   -  License Agreement dated April 1, 1993, between the Registrant and
           Genentech, Inc. (11) (12)

EXHIBIT
NO.        DESCRIPTION
10.34   -  Registration Rights Agreement dated April 1, 1993, between the
           Registrant and Genentech, Inc. (12)

10.37   -  Common Stock Purchase Agreement dated June 2, 1993, between the
           Registrant and Certain Purchasers of its Common Stock. (12)

10.38   -  Common Stock and Warrant Purchase Agreement dated October 27, 1993, between the Registrant and Warburg, Pincus Investors, L.P. (14)

10.39   -  Registration Rights Agreement dated November 17, 1993, between the
           Registrant and Warburg, Pincus Investors, L.P. (13)

10.40   -  Common Stock Purchase Agreement dated June 22, 1994, between the
           Registrant and Genzyme Corporation. (15)

10.41   -  Registration Rights Agreement dated June 22, 1994, between the
           Registrant and Genzyme Corporation. (15)

10.42   -  License and Development Agreement dated June 22, 1994, between the
           Registrant and Genzyme Corporation. (15) (16)

10.43   -  License Agreement dated July 5, 1994, between the Registrant and The
           Green Cross Corporation. (17) (18)

10.44   -  Common Stock Purchase Agreement dated September 2, 1994, between the
           Registrant and Kingsbury Capital Partners, L.P. (19)

10.45   -  Registration Rights Agreement dated September 2, 1994, between the
           Registrant and Kingsbury Capital Partners, L.P. (19)

10.46   -  Vitrogen Distribution Agreement and Option to Purchase dated January
           1, 1995, between the Registrant and Collagen Corporation. (20) (21)

10.48   -  Separation Agreement and Mutual Release between the Registrant and the employees who participated in the Registrant's reductions-in-force. (22) (23)

10.49   -  Amendment dated September 29, 1995 to Common Stock Purchase Agreement dated June 24, 1994, between the Registrant and Genzyme Corporation.
           (24)

10.50   -  Common Stock and Warrant Purchase Agreement dated April 1, 1997, between the Registrant and each of the Selling Stockholders. (25)

10.51   -  Employment Agreement dated January 7, 1997 between the Registrant and
           Dr. Andreas Sommer. (26)

10.53   -  License Agreement dated December 18, 1997, between the Registrant and
           Genzyme Corporation. (27) (28)

10.54   -  Amendment dated December 31, 1997 to License and Development
           Agreement dated June 24, 1994, between the Registrant and Genzyme
           Corporation. (27) (28)

10.55   -  Common Stock and Warrant Purchase Agreement dated as of October 12,
           1998 between the Registrant and the Purchasers listed on Exhibit A.
           (29)

EXHIBIT
NO.        DESCRIPTION
10.58   -  Subscription, Joint Development and Operating Agreement by and among the Registrant, Elan Corporation, plc, Elan International Services,
           Ltd., and Celtrix Newco Ltd. dated as of April 21, 1999. (30) (31)

10.59   -  License Agreement by and between Celtrix Newco Ltd. and the
           Registrant dated as of April 21, 1999. (30) (31)

10.60   -  License Agreement by and between Celtrix Newco Ltd. and Elan
           Pharmaceutical Technologies, a division of Elan Corporation, plc, dated as of April 21, 1999. (30) (31)

21      -  Subsidiaries of the Registrant. (4)

23.1    -  Consent of Ernst & Young LLP, Independent Auditors.

24      -  Power of Attorney. (See page 44 of this report.)

27      -  Financial Data Schedule.

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

(29) Incorporated by reference to identically numbered exhibit filed with Registrant's Registration Statement on Form S-3/A (File No. 333-61873), filed with the Securities and Exchange Commission on December 16, 1998 and withdrawn by order dated February 18, 1999.

(30) Incorporated by reference to identically numbered exhibits filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 1999.

(31) Confidential treatment has been requested with respect to portions of these exhibits.

(b)     REPORTS ON FORM 8-K

        The Company filed the following reports on Form 8-K during the quarter ended March 31, 1999:

        1. Report Date: February 18, 1999

           Item 5.      Other Events
           Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

           The Registrant announced Celtrix Substantially Bolsters Its Patent Portfolio.

        2. Report Date: February 25, 1999
           Item 5.      Other Events
           Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

           The Registrant announced SomatoKine(R) Demonstrates Positive Effects in Diabetes Patients.

        3. Report Date: March 18, 1999
           Item 5.      Other Events
           Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

           The Registrant announced Third Quarter Results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CELTRIX PHARMACEUTICALS, INC.

                                        By: /s/ Andreas Sommer
                                            ------------------------------------
                                        Andreas Sommer, Ph.D.
                                        Chief Executive Officer and President

                                        Date:  June 28, 1999
                                             -----------------------------------

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


Signature                           Title                             Date
-----------------------------------------------------------------------------------
/s/ ANDREAS SOMMER                  Chief Executive Officer,          June 28, 1999
------------------------------      President and Director            -------------
(Andreas Sommer)


/s/ DONALD D. HUFFMAN               Vice President, Finance           June 28, 1999
------------------------------      and Administration,               -------------
(Donald D. Huffman)                 Chief Financial Officer
                                    and Assistant Secretary
                                    (Principal Financial and
                                    Accounting Officer)



/s/ HENRY E. BLAIR                  Director                          June 28, 1999
------------------------------                                        -------------
(Henry E. Blair)

/s/ BARRY M. SHERMAN                Director                          June 28, 1999
------------------------------                                        -------------
(Barry M. Sherman)

/s/ JAMES E. THOMAS                 Chairman of the Board             June 28, 1999
------------------------------                                        -------------
(James E. Thomas)


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Celtrix Pharmaceuticals, Inc.


    We have audited the accompanying consolidated balance sheets of Celtrix Pharmaceuticals, Inc. as of March 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celtrix Pharmaceuticals, Inc. at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.



                                                  /s/ ERNST & YOUNG LLP



Palo Alto, California
May 28, 1999

                         CELTRIX PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                         March 31,         March 31,
                                                                           1999              1998
                                                                         ---------         ---------
ASSETS
   Current assets:
    Cash and cash equivalents                                            $   1,258         $   1,608
    Short-term investments                                                      --             6,305
    Receivables and other current assets                                       172               219
                                                                         ---------         ---------
        Total current assets                                                 1,430             8,132

  Property and equipment, at cost:
    Leasehold improvements                                                      --            11,133
    Machinery and equipment                                                    164             8,974
                                                                         ---------         ---------
                                                                               164            20,107
  Less accumulated depreciation and amortization                               (63)          (13,045)
                                                                         ---------         ---------
                                                                               101             7,062

  Assets held for sale                                                         416                --

  Intangible and other assets, net of accumulated amortization of
    $1,235 and $938 at March 31, 1999 and 1998, respectively                 2,554             2,682
                                                                         ---------         ---------
                                                                         $   4,501         $  17,876
                                                                         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                     $     547         $     751
    Accrued clinical expenses                                                  439               482
    Accrued compensation                                                        47               421
    Other accrued liabilities                                                  188               580
    Short-term debt and lease obligations                                       --                 8
                                                                         ---------         ---------
        Total current liabilities                                            1,221             2,242

  Deferred rent                                                                 --               890

  Stockholders' equity:
    Preferred stock, $.01 par value, authorized 10,000,000
      shares and 2,000,000 shares at March 31, 1999 and
      1998, respectively; none issued and outstanding                           --                --
    Common stock, $.01 par value, authorized 60,000,000
      shares and 30,000,000 shares at March 31, 1999 and
      1998, respectively; 25,061,053 shares and 21,061,053
      shares issued and outstanding at March 31, 1999 and
      1998, respectively                                                       251               211
    Additional paid-in capital                                             133,437           131,542
    Accumulated deficit                                                   (130,408)         (117,009)
                                                                         ---------         ---------
        Total stockholders' equity                                           3,280            14,744
                                                                         ---------         ---------
                                                                         $   4,501         $  17,876
                                                                         =========         =========

See accompanying notes to consolidated financial statements.

                          CELTRIX PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              Year Ended March 31,
                                                  ------------------------------------------
                                                    1999             1998             1997
                                                  --------         --------         --------
Revenues:
   Product sales                                  $     10         $     51         $     31
   Licensing revenues and other                        121              610              627
                                                  --------         --------         --------
                                                       131              661              658
Costs and expenses:
   Cost of sales                                        --                1                5
   Research and development                          6,830           13,006           11,999
   General and administrative                        2,272            1,985            1,814
   Restructuring costs                               5,160               --               --
                                                  --------         --------         --------
                                                    14,262           14,992           13,818
                                                  --------         --------         --------

Operating loss                                     (14,131)         (14,331)         (13,160)

Interest income, net                                   132              681              464

Gain on sale of investments                             --              737               --

Proceeds from settlement agreement                     600               --               --
                                                  --------         --------         --------

Net loss                                          $(13,399)        $(12,913)        $(12,696)
                                                  ========         ========         ========


Basic and diluted net loss per share              $  (0.58)        $  (0.61)        $  (0.83)
                                                  ========         ========         ========

Shares used in basic and diluted per share
  computation                                       22,941           21,004           15,238
                                                  ========         ========         ========


See accompanying notes to consolidated financial statements.

                          CELTRIX PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              Additional                        Total
                                                  Common        Paid-in      Accumulated    Stockholders'
                                                  Stock         Capital        Deficit         Equity
                                                ---------     ----------     -----------    -------------
Balance at March 31, 1996                       $     152      $ 118,052      $ (91,418)      $  26,786

  Issuance of 20,249 shares of common
    stock upon exercise of stock options               --             51             --              51

  Issuance of 29,188 shares of common
    stock under the Employee Stock
    Purchase Plan                                       1             49             --              50

  Unrealized gain on available-for-sale
    securities                                         --             --             19              19

  Net loss                                             --             --        (12,696)        (12,696)
                                                ---------      ---------      ---------       ---------
Balance at March 31, 1997                             153        118,152       (104,095)         14,210

  Issuance of 5,721,876 shares of common
    stock and warrants to purchase
    2,860,934 shares of common stock in
    a private placement, net                           57         13,274             --          13,331

  Issuance of 75,748 shares of common
    stock under the Employee Stock
    Purchase Plan                                       1            116             --             117

  Unrealized loss on available-for-sale
    securities                                         --             --             (1)             (1)

  Net loss                                             --             --        (12,913)        (12,913)
                                                ---------      ---------      ---------       ---------
Balance at March 31, 1998                             211        131,542       (117,009)         14,744

  Issuance of 4,000,000 shares of common
    stock and warrants to purchase
    6,000,000 shares of common stock
    in a private placement, net                        40          1,872             --           1,912

  Issuance of warrants to purchase 75,000
    shares of common stock and options to
    purchase 50,000 shares of common stock
    to non-employees                                   --             23             --              23

  Net loss                                             --             --        (13,399)        (13,399)
                                                ---------      ---------      ---------       ---------
Balance at March 31, 1999                       $     251      $ 133,437      $(130,408)      $   3,280
                                                =========      =========      =========       =========

See accompanying notes to consolidated financial statements.

                          CELTRIX PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                               Year Ended March 31,
                                                      --------------------------------------
                                                        1999           1998           1997
                                                      --------       --------       --------
Cash flows from operating activities:
   Net loss                                           $(13,399)      $(12,913)      $(12,696)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Write off of leasehold improvements                   5,311             --             --
   Write off of deferred rent liability                   (816)            --             --
   Reduction in deferred rent liability                    (74)            --             --
   Depreciation and amortization                         1,036          1,660          1,840
   Gain on sale of investments                              --           (737)            --
   Changes in operating accounts:
     Receivables and other current assets                    4            (22)            (2)
     Accounts payable, accrued compensation
      and other accrued liabilities                       (992)           854             79
                                                      --------       --------       --------
        Net cash used in operating activities           (8,930)       (11,158)       (10,779)

Cash flows from investing activities:
   Sales and maturities of available-for-sale
       securities                                        7,575         40,497         35,210
   Purchase of available-for-sale securities            (1,270)       (43,482)       (30,315)
   Decrease (increase) in restricted cash                   --            520           (470)
   Proceeds from sale of fixed assets                      600             --             --
   Capital expenditures                                    (84)          (187)          (198)
   Increase in intangible and other assets                (168)          (394)          (455)
                                                      --------       --------       --------
        Net cash provided by (used in) investing
        activities                                       6,653         (3,046)         3,772

Cash flows from financing activities:
   Proceeds from issuance of common stock, net           1,935         13,448            101
   Principal payments under lease obligations               (8)          (320)          (543)
                                                      --------       --------       --------
        Net cash provided by (used in) financing
        activities                                       1,927         13,128           (442)
                                                      --------       --------       --------

Net decrease in cash and cash equivalents                 (350)        (1,076)        (7,449)
Cash and cash equivalents at beginning of year           1,608          2,684         10,133
                                                      --------       --------       --------
Cash and cash equivalents at end of year              $  1,258       $  1,608       $  2,684
                                                      ========       ========       ========

Supplemental disclosure:
  Interest paid                                       $      1       $     24       $     89
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

      At March 31, 1999, the Company had net working capital of $0.2 million and an accumulated deficit of $130.4 million, and incurred a net loss of $13.4 million for the year ended March 31, 1999. Working capital was increased in April 1999 from the issuance of common stock to Elan International Services, Ltd., which resulted in net proceeds of $2.3 million. The Company expects current cash and cash equivalents, including proceeds from the April 1999 financing, will be sufficient to fund operations into the third calendar quarter of 2000. The Company will be required to seek additional funds to finance operations beyond that period. The transaction with Elan Corporation, plc provides for the purchase by Elan of additional Celtrix equity securities, the proceeds from which will be used to fund the Company's share of anticipated clinical expenses associated with the joint venture's large-scale trial in osteoporosis (recovery from hip fracture surgery).

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

      Intangible Assets

      Intangible and other assets consist primarily of patents. Patents, carried at cost, are amortized using the straight-line method over the estimated useful lives of the related intellectual property, generally 12 years. Celtrix regularly performs reviews regarding the carrying value of the assets. The reviews look for the existence of facts or circumstances, either internal or external, which may indicate that the carrying value of the assets cannot be recovered. To date no adjustments have been made to the carrying value of the assets.

      Revenue Recognition

      Licensing revenues are recorded when contractually earned. Revenue from product sales is recognized at time of shipment.

      Stock-Based Compensation

      The Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation" in October 1995, which encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected to follow the disclosure requirements of SFAS 123 for the fiscal years ended 1999, 1998 and 1997 (see Note 5) and will continue to measure stock-based compensation to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees".

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, and, accordingly, recognizes no compensation expense for the stock option grants.

      Recently Issued Accounting Standard

      In April 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Total comprehensive income (loss) approximates net loss for the fiscal years ended March 31, 1999, 1998 and 1997.

2.    INVESTMENT SECURITIES

      There were no available-for-sale securities held at March 31, 1999. The following is a summary of available-for-sale securities at March 31, 1998 (in thousands). Gross unrealized losses were immaterial.

                                                    1998
                                       -------------------------------
                                                     Net     Estimated
                                                 Unrealized    Fair
                                        Cost       Losses      Value
                                       -------------------------------
U.S. treasury securities and
   obligations of U.S. government
   agencies                            $5,808      $    1      $5,807
U.S. corporate debt securities            499           1         498
                                       ------------------------------
                                       $6,307      $    2      $6,305
                                       ==============================
Classified as:
   Cash equivalents                    $   --      $   --      $   --
   Short-term investments               6,307           2       6,305
                                       ------------------------------
                                       $6,307      $    2      $6,305
                                       ==============================

During fiscal years 1999 and 1998, no securities were sold prior to maturity.

3.    ASSETS HELD FOR SALE

      As a result of the September 1998 restructuring and the discontinuation of manufacturing, the Company is in the process of selling certain equipment and other fixed assets. The assets held for sale are recorded at their net realizable value.

4.    DEBT AND COMMITMENTS

      As of March 31, 1999, the Company had fully amortized its obligation under capital leases and debt arrangements. Amortization expense for leased assets is included in depreciation and amortization expense.

      As a result of restructuring the Company and discontinuing manufacturing operations in September 1998, the Company terminated its office, laboratory and manufacturing facility lease effective November 1998. The Company also terminated certain equipment operating leases as a result of the restructuring. The Company currently leases offices in San Jose under an operating lease which expires in December 1999. Deferred rent at March 31, 1998 reflects the landlord's funding of certain leasehold improvements prior to lease commencement and was amortized over the lease term to offset rent expense. Rent expense was $600,000, $1.1 million and $1.2 million for the years ended March 31, 1999, 1998, and 1997 respectively.

      Future minimum lease payments under operating leases at March 31, 1999 are as follows (in thousands):

                                               Operating
                                                 Leases
                                               ---------
         1999                                     $117
         2000                                       --
         2001                                       --
         2002                                       --
         2003                                       --
         Thereafter                                 --
                                                  ----
         Total minimum lease payments             $117
                                                  ====

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

      Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 4.88%, 6.03%, and 6.55%; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of .801, .792 and .733; and an expected option life of 5 years.

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

      In September 1998, the stockholders approved an increase in the number of shares reserved for issuance under the Company's 1991 Employee Stock Purchase Plan from 250,000 to 500,000 shares of common stock. Under the plan, employees have an opportunity to purchase common stock of Celtrix at 85% of the fair market value at the beginning or end of each 12-month offering period, whichever is lower. The first offering period commenced January 1, 1994. As of March 31, 1999, 176,880 shares of common stock have been issued to company employees. There were no shares issued, and subsequently no fair value of employees' purchase rights estimated, for 1999. The fair value of the employees' purchase rights for 1998 and 1997, respectively, was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.59% and 5.66%; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of .792 and .733; and an expected life of 1 year.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for net loss per share information):

                                           1999             1998             1997
                                        ----------       ----------       ----------
      Pro forma net loss                $  (13,391)      $  (13,275)      $  (12,929)
      Pro forma net loss per share      $    (0.58)      $    (0.63)      $    (0.85)

      The weighted-average fair value of options granted during 1999, 1998 and 1997 was $1.14, $1.59, and $1.47, respectively.

      A summary of the Company's stock option activity, which includes the 1991 Stock Option Plan and the 1991 Directors' Stock Option Plan, for the years ended March 31 follows:

                                                                    Outstanding Options
                                                    ----------------------------------------------------
                                  Shares                                                    Weighted-
                                 Available          Number of              Price             Average
                                 For Grant            Shares             Per Share        Exercise Price
                                 ----------         ----------         --------------     --------------
Balance at March 31, 1996           653,335          1,034,740           $1.25-$11.50        $  2.94
Options granted                    (137,116)           137,116            $1.94-$3.94        $  2.45
Options exercised                        --            (20,249)           $1.31-$2.63        $  2.52
Options canceled                    191,249           (191,249)           $1.31-$9.50        $  4.30
                                 ----------         ----------         --------------        -------
Balance at March 31, 1997           707,468            960,358           $1.25-$11.50        $  2.61
Shares authorized                 1,500,000                 --                     --             --
Options granted                  (1,073,783)         1,073,783            $2.00-$2.94        $  2.34
Options canceled                    272,450           (272,450)           $2.44-$3.94        $  2.60
                                 ----------         ----------         --------------        -------
Balance at March 31, 1998         1,406,135          1,761,691           $1.25-$11.50        $  2.39
Options granted                    (211,084)           211,084          $1.06 -$ 2.88        $  1.62
Options canceled                    731,275           (731,275)          $1.25-$11.50        $  2.38
                                 ----------         ----------         --------------        -------
Balance at March 31, 1999         1,926,326          1,241,500            $1.06-$8.00        $  2.26
                                 ==========         ==========         ==============        =======

      The following table summarizes information concerning outstanding options at March 31, 1999:

                                          Options Outstanding                       Options Exercisable
                             ---------------------------------------------      ----------------------------
                                                Weighted-
                                                 Average         Weighted-                         Weighted-
                                 Options        Remaining         Average           Options         Average
                               Outstanding     Contractual       Exercise         Exercisable       Exercise
Range of Exercise Price      at Mar. 31, 99       Life             Price        at Mar. 31, `98      Price
-----------------------      --------------    -----------       ---------      ---------------    ---------
$1.06 - $2.50                    853,083              7.4        $    2.06          444,003        $    2.22
$2.51 - $4.00                    386,917              7.3        $    2.68          251,550        $    2.72
$4.01 - $8.00                      1,500              3.2        $    8.00            1,500        $    8.00
                               ---------                                          ---------
                               1,241,500                                            697,053
                               =========                                          =========

      Under Celtrix's 1991 retirement savings plan ("401(k) Plan"), employees may elect to defer up to 20% of their total compensation, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. There were no employer contributions to the plan as of March 31, 1999.

6.    STOCKHOLDERS' EQUITY

      In November 1998, Celtrix sold 4,000,000 shares of common stock in a private placement at $0.50 per share, which resulted in net proceeds to the Company of approximately $1.9 million. Additionally, the Company issued a three-year warrant to purchase 6,000,000 shares of Celtrix common stock at $0.55 per share. As of March 31, 1999, 6,000,000 shares of warrants are outstanding.

      In April 1997, the Company completed a private placement of 5,721,876 newly issued shares of common stock at $2.438 per share. For every two shares of stock issued, the Company also issued a warrant to purchase an additional share of Celtrix common stock at $2.682 per share. The warrants are exercisable only after the shares of stock are held for at least one year and as of March 31, 1999, there were 2,758,391 warrants outstanding related to this financing (102,543 were cancelled due to the sale of stock). The warrant expires in April 2000. The net proceeds to the Company, after fees and expenses of approximately $619,000, were $13.3 million.

7.    LICENSE AND COLLABORATIVE ARRANGEMENTS

      In July 1994, Celtrix entered into a license agreement with The Green Cross Corporation ("Green Cross"), covering the development and commercialization of SomatoKine for the treatment of osteoporosis in Japan. Under the terms of the agreement, Green Cross was to be responsible for all related research, development and marketing, as well as manufacturing the product to support its preclinical, clinical and commercial needs in Japan. The agreement provided for Celtrix to receive licensing fees, milestone payments upon Green Cross accomplishing specific product development activities and royalties on future product sales. Celtrix retained full rights outside of Japan to SomatoKine and also to related know-how and technology developed by Green Cross. In April 1998, Green Cross was merged with Yoshitomi Pharmaceuticals Industries, Ltd. In May 1998, Celtrix received notice from Yoshitomi of its intent to terminate this license agreement. This license was terminated in March 1999 upon the payment by Yoshitomi of $600,000 to Celtrix. Celtrix regained the rights to the treatment of osteoporosis in Japan.

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

8.    RESTRUCTURING COSTS

      During fiscal year 1999, the Company restructured to focus on the clinical development of SomatoKine, cease manufacturing operations and reduce the cash burn rate. As a result, the Company recognized a $5.2 million restructuring charge in the quarter ended September 30, 1998 consisting of a $5.3 million non-cash write-off of leasehold improvements partly offset by $816,000 non-cash reduction of deferred rent liability, $358,000 in severance expenses, $250,000 related to non-cancelable operating lease obligations, and $75,000 in other restructuring-related charges. As part of the restructuring, the Company reduced its workforce by 69 employees, or approximately 90%, by the end of the calendar year. The reduction in workforce affected all levels of staff in manufacturing and other functions. As of March 31, 1999, the Company has no restructuring liabilities remaining to be paid.

9.    GAIN ON SALE OF INVESTMENTS

      In June 1997, the Company sold 43,750 shares of Prograft Medical, Inc. preferred stock, resulting in the recording of $737,000 in gain on investment. These shares were held by Celtrix since 1993.

10.   INCOME TAXES

      At March 31, 1999, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $127.7 million and $4.3 million, respectively, expiring in the years 2006 through 2019. The federal net operating loss carryforward differs from the accumulated deficit principally due to (i) the nondeductibility for tax purposes of the charges for in-process research and development resulting from the BioGrowth, Inc. merger and the Baltimore Biotech, Inc. acquisition, and (ii) timing differences in the recognition of certain revenue and expense items for financial and federal tax reporting purposes (primarily certain expenses not currently deductible). Approximately $8.8 million of the total federal net operating losses are available only to offset future consolidated taxable income to the extent contributed by the Company's wholly owned subsidiary, BioGrowth, Inc.

      Utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986.

      Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of March 31 are as follows (in thousands):

       Deferred tax assets:                                         1999            1998
                                                                  --------        --------
            Net operating loss carryforwards                      $44,300         $ 39,100
            Research credits                                        5,900            5,500
            Acquired intangibles                                       --               --
            Research expenses capitalized for tax purposes          2,400            2,200
            Other                                                  (1,400)          (1,000)
                                                                  --------        --------
            Total deferred tax assets                              51,200           45,800
            Valuation allowance for deferred tax assets           (51,200)         (45,800)
                                                                  --------        --------
            Net deferred tax assets                               $    --         $     --
                                                                  ========        ========

        The valuation allowance increased by $5.4 million, $4.8 million, and $5.2 million during the years ended March 31, 1999, 1998, and 1997, respectively.

11.     SUBSEQUENT EVENT

        The Company entered into an agreement on April 21, 1999 with Elan Corporation, plc to establish a joint venture for the development of SomatoKine to treat osteoporosis using Elan's MEDIPAD Delivery System.

        The joint venture company is initially owned 80.1% by Celtrix and 19.9% by Elan. The new company has licensed SomatoKine technology from Celtrix and MEDIPAD technology from Elan. Celtrix has invested $8.01 million in the joint venture and Elan has invested $1.99 million. At the time of closing, Elan International Services, Ltd. (EIS) purchased $8.01 million of Celtrix Series A Convertible/Exchangeable Preferred Stock, which is convertible into Celtrix common stock at a price of $2.006 per share or exchangeable for an incremental 30.1% ownership in the joint venture to a total of 50.0%. If the exchange right is excercised, the Series A Convertible/Exchangeable Preferred Stock will be cancelled. The Series A Convertible/Exchangeable Preferred Stock pays a 5% annual in-kind dividend.

        The agreement with Elan also provides for EIS to purchase from time to time Series B Convertible Preferred Stock up to an amount of $4.8 million, the proceeds from which sale will be used by Celtrix to fund its share of the joint venture's operating expenses. The Series B Convertible Preferred Stock is convertible into Celtrix common stock at a price of $2.006 per share and pays a 9% annual in-kind dividend.

        Elan received a $10 million license payment from the joint venture for the use of MEDIPAD technology while Celtrix will have an 80% share in any future proceeds related to the further development and commercialization of the osteoporosis product (e.g. upfront payments, milestones or royalties) received by the joint venture, regardless of ownership, until it is paid $10 million. Thereafter, Celtrix and Elan will share the joint venture's proceeds in accordance with their ownership interests.

        In April 1999, in a separate transaction, the Company issued 1,508,751 shares of common stock to Elan International Services, Ltd. at a price of $1.657 per share, amounting to $2.3 million (net of expenses).

                                INDEX TO EXHIBITS


EXHIBIT
NO.                   DESCRIPTION
3.1   -               Certificate of Designations, Preferences, and Rights of
                      Series A Preferred stock and Series B Preferred Stock of Celtrix
                      Pharmaceuticals, Inc.

23.1  -               Consent of Ernst & Young LLP, Independent Auditors.

24    -               Power of Attorney.  (See page 44 of this report.)

27    -               Financial Data Schedule.