Form 10-Q
period 1999-06-30
CELTRIX PHARMACEUTICALS INC
filed 1999-08-20
CIK 871395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended June 30, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the transition period from _________________ to _________________.


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

As of July 31, 1999, the Registrant had outstanding 26,569,804 shares of Common Stock.

                          CELTRIX PHARMACEUTICALS, INC.
                                      INDEX

                                                                                          Page No.
                                                                                          --------
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 1999
           and March 31, 1999 ......................................................         3

         Condensed Consolidated Statements of Operations for the three-month periods
           ended June 30, 1999 and 1998 ............................................         4

         Condensed Consolidated Statements of Cash Flows for the three-month periods
           ended June 30, 1999 and 1998 ............................................         5

         Notes to Condensed Consolidated Financial Statements ......................         6

Item 2: Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...................................................         8


PART II. OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds ..................................        23

Item 6: Exhibits and Reports on Form 8-K ...........................................        25

SIGNATURES .........................................................................        26

                          PART I. FINANCIAL INFORMATION

                          CELTRIX PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                  June 30,          March 31,
                                                                    1999              1999
                                                                  ---------         ---------
                                                                 (Unaudited)           (1)
Assets
    Current assets:
        Cash and cash equivalents                                 $   2,782         $   1,258
        Receivables and other current assets                            135               172
                                                                  ---------         ---------
           Total current assets                                       2,917             1,430

    Property and equipment, net                                          97               101
    Assets held for sale                                                353               416
    Intangible and other assets, net                                  2,520             2,554
                                                                  ---------         ---------
                                                                  $   5,887         $   4,501
                                                                  =========         =========

Liabilities and Stockholders' Equity
    Current liabilities:
        Accounts payable                                          $     314         $     547
        Accrued compensation and other accrued liabilities              520               674
                                                                  ---------         ---------
           Total current liabilities                                    834             1,221

    Stockholders' equity:
        Series A convertible/exchangeable preferred stock             7,969                --
        Common stock                                                    266               251
        Additional paid-in capital                                  135,862           133,437
        Cumulative preferred stock dividend                              78                --
        Accumulated deficit                                        (139,122)         (130,408)
                                                                  ---------         ---------
           Total stockholders' equity                                 5,053             3,280
                                                                  ---------         ---------
                                                                  $   5,887         $   4,501
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

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                       Three Months Ended
                                                           June 30,
                                                   -------------------------
                                                     1999             1998
                                                   --------         --------
Revenues                                           $     29         $     36
                                                   --------         --------
                                                         29               36
Costs and expenses:
    Research and development                            191            3,001
    General and administrative                          490              563
                                                   --------         --------
                                                        681            3,564
                                                   --------         --------
Operating loss                                         (652)          (3,528)

Equity in loss from joint venture                    (8,010)              --

Interest income, net                                     25               75
                                                   --------         --------
Net loss                                           $ (8,637)        $ (3,453)
                                                   ========         ========

Basic and diluted net loss per common share        $  (0.33)        $  (0.16)
                                                   ========         ========

Shares used in basic and diluted per
          common share computation                   26,238           21,061
                                                   ========         ========



See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)
                                   (Unaudited)



                                                                        Three Months Ended
                                                                            June 30,
                                                                    -------------------------
                                                                      1999              1998
                                                                    --------         --------
Cash flows from operating activities:
   Net loss                                                         $ (8,637)        $ (3,453)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                        87              395
     Equity in loss from Celtrix/Elan joint venture                    8,010               --
     Other adjustments related to changes in operating
       accounts                                                         (348)            (142)
                                                                    --------         --------
         Net cash used in operating activities                          (888)          (3,200)

Cash flows from investing activities:
   Investment in Celtrix/Elan joint venture                           (8,010)              --
   Decrease in available-for-sale securities                              --            4,141
   Proceeds from sale of fixed assets                                     57               --
   Capital expenditures                                                   --              (56)
   Increase in intangible and other assets                               (44)            (113)
                                                                    --------         --------
         Net cash (used in) provided by investing activities          (7,997)           3,972

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                         2,440               --
   Proceeds from issuance of Series A convertible/
     exchangeable preferred stock, net                                 7,969               --
   Principal payments under lease obligations                             --               (8)
                                                                    --------         --------
         Net cash provided by (used in) financing activities          10,409               (8)

                                                                    --------         --------
Net increase in cash and cash equivalents                              1,524              764
Cash and cash equivalents at beginning of period                       1,258            1,608
                                                                    --------         --------
Cash and cash equivalents at end of period                          $  2,782         $  2,372
                                                                    ========         ========



See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Condensed Consolidated Interim Financial Statements

        The condensed consolidated balance sheet as of June 30, 1999 and the condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 1999 and 1998, have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary to present fairly the Company's financial position, results of its operations and its cash flows. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 1999 in the Company's Annual Report on Form 10-K.

2.      Joint Venture with Elan Corporation, plc

        On April 21, 1999, the Company entered into an agreement with Elan Corporation, plc to establish a joint venture company for the development of SomatoKine to treat osteoporosis using Elan's MEDIPAD Delivery System.

        The joint venture company is initially owned 80.1% by Celtrix and 19.9% by Elan. The joint venture company has licensed SomatoKine technology from Celtrix and MEDIPAD technology from Elan. Celtrix has invested $8.01 million in the joint venture and Elan has invested $1.99 million. At the time of closing, Elan International Services, Ltd. (EIS) purchased $8.01 million of Celtrix Series A Convertible/Exchangeable Preferred Stock, which, with all accrued and unpaid dividends, is convertible into Celtrix Common Stock at a price of $2.006 per share or exchangeable for an incremental 30.1% ownership in the joint venture to a total of 50.0%. If the exchange right is exercised, the Series A Convertible/Exchangeable Preferred Stock will be cancelled. The Series A Convertible/Exchangeable Preferred Stock pays a 5% annual in-kind dividend.

The agreement with Elan also provides for EIS to purchase from time to time Series B Convertible Preferred Stock up to an amount of $4.8 million, the proceeds from which sale will be used by Celtrix to fund its share of the joint venture's operating expenses. Celtrix and Elan will be reimbursed by the joint venture for research and development and administrative work performed on behalf of the joint venture. The Series B Convertible Preferred Stock is convertible into Celtrix Common Stock at a price of $2.006 per share and pays a 9% annual in-kind dividend.

        Elan received a $10 million license payment from the joint venture for the use of MEDIPAD technology while Celtrix will have an 80% share in any future proceeds related to the further development and commercialization of the osteoporosis product (e.g. upfront payments, milestones or royalties) received by the joint venture, regardless of ownership, until Celtrix is paid $10 million. Thereafter, Celtrix and Elan will share the joint venture's proceeds in accordance with their ownership interests.

        In April 1999, in a separate transaction, the Company issued 1,508,751 shares of Common Stock to Elan International Services, Ltd. at a price of $1.657 per share, amounting to $2.4 million (net of expenses).

3.      Restructuring Charges

        In September 1998, Celtrix announced a restructuring of the Company to focus on the clinical development of SomatoKine, cease manufacturing operations and significantly reduce the cash burn rate. As a result, the Company recognized a $5.2 million restructuring charge in the quarter ended September 30, 1998. As of June 30, 1999, the Company held $353,000 in certain equipment and fixed assets to be sold. There are no restructuring liabilities remaining to be paid as of June 30, 1999.

4.      Subsequent Events

        On April 1, 1999, the Company participated in an oral hearing before a Nasdaq Listing Qualifications Panel regarding its compliance with Nasdaq National Market Standards. The hearing was in response to notification received by the Company from Nasdaq in January 1999 that the Company failed to comply with the minimum net tangible assets requirement. On July 6, 1999, the Nasdaq panel informed the Company that its listing would be moved from The Nasdaq National Market to The Nasdaq SmallCap Market effective July 8, 1999, subject to its continued compliance with SmallCap listing requirements.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the financial statements and notes thereto in the Company's 1999 Annual Report on Form 10-K.

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

        Based on these promising findings, in April 1999 the Company entered into an agreement with Elan Corporation, plc to establish a joint venture company for the development of SomatoKine to treat osteoporosis using Elan's MEDIPAD Delivery System. The joint venture company is initially owned 80.1% by Celtrix and 19.9% by Elan. The joint venture company has licensed SomatoKine technology from Celtrix and MEDIPAD technology from Elan. Celtrix has invested $8.01 million in the joint venture and Elan has invested $1.99 million. At the time of closing, Elan International Services, Ltd. (EIS) purchased $8.01 million of Celtrix Series A Convertible/Exchangeable Preferred Stock, which, with all accrued and unpaid dividends, is convertible into Celtrix Common Stock at a price of $2.006 per share or exchangeable for an incremental 30.1% ownership in the joint venture to a total of 50.0%. If the exchange right is exercised, the Series A Convertible/Exchangeable Preferred Stock will be cancelled. The Series A Convertible/Exchangeable Preferred Stock pays a 5% annual in-kind dividend.

        The agreement with Elan also provides for EIS to purchase from time to time Series B Convertible Preferred Stock up to an amount of $4.8 million, the proceeds from which sale will be used by Celtrix to fund its share of the joint venture's operating expenses. Celtrix and Elan will be reimbursed by the joint venture for research and development and administrative work performed on behalf of the joint venture. The Series B Convertible Preferred Stock is convertible into Celtrix Common Stock at a price of $2.006 per share and pays a 9% annual in-kind dividend.

        Elan received a $10 million license payment from the joint venture for the use of MEDIPAD technology while Celtrix will have an 80% share in any future proceeds related to the further development and commercialization of the osteoporosis product (e.g. upfront payments, milestones or royalties) received by the joint venture, regardless of ownership, until Celtrix is paid $10 million. Thereafter, Celtrix and Elan will share the joint venture's proceeds in accordance with their ownership interests.

        In April 1999, in a separate transaction, the Company issued 1,508,751 shares of Common Stock to Elan International Services, Ltd. at a price of $1.657 per share, amounting to $2.4 million (net of expenses).

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

        Based upon the results of this Phase II clinical feasibility study in severely burned patients, Celtrix applied for orphan drug status to the Food and Drug Administration (FDA). In July 1999, the Company received notification from the FDA that SomatoKine qualified for orphan designation for the treatment of major burns that require hospitalization.

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

        Celtrix has not earned substantial revenues from product sales since inception and at June 30, 1999 has an accumulated deficit of $139.1 million. The Company's revenues to date consist principally of licensing and milestone payments from pharmaceuticals, research and development funding, related party revenue, and to a lesser extent, sales of products for use in research and assay applications. The Company expects to incur additional operating losses, which may fluctuate quarter to quarter, for at least the next several years as the Company continues its development activities, including clinical trials.

        In November 1998, the Company received notice from the Nasdaq Stock market that it failed to comply with two Nasdaq continued listing requirements - the minimum net tangible assets requirement and the minimum bid price requirement. In January 1999, Nasdaq officials confirmed that the Company had regained compliance with the minimum bid price requirement, but that it would be subject to delisting if it failed to comply with the minimum net tangible assets requirement. In response, the Company requested an oral hearing before a Nasdaq Listing Qualifications Panel to present its plan to regain compliance with the minimum net tangible assets requirement. Such plan was presented at an oral hearing on April 1, 1999, and on July 6, 1999, the Nasdaq panel informed the Company that its listing would be moved from The Nasdaq National Market to The Nasdaq SmallCap Market effective July 8, 1999, subject to its continued compliance with SmallCap listing requirements.

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

RESULTS OF OPERATIONS

        Celtrix incurred a net loss of $8.6 million or $0.33 per share for the quarter ended June 30, 1999, compared to $3.5 million or $0.16 per share for the same period in 1998. The increase in net loss is due to the Company's 80.1% share of the $10 million one-time license fee paid by the joint venture company (formed by Celtrix and Elan Corporation, plc in April 1999) to Elan for the use of Elan's MEDIPAD Delivery System technology. The net loss reflects the reduction of operating expenses since the September 1998 restructuring of the Company. (See Note 3 and Overview.)

        Revenues decreased to $29,000 for the three-month period ended June 30, 1999 from $36,000 for the three-month period ended June 30, 1998.

        Operating expenses decreased to $681,000 for the three-month period ended June 30, 1999 from $3.6 million for the same period in 1998. The decrease results from the restructuring plan implemented by the Company in September 1998, which included the discontinuation of manufacturing and a reduction of workforce.

        Net interest income of $25,000 for the three-month period ended June 30, 1999 decreased from $75,000 for the same period in 1998 due primarily to the decrease in average cash, cash equivalent and short-term investment balances.

        In September 1998, Celtrix announced a restructuring of the Company to focus on the clinical development of SomatoKine, and to significantly reduce its cash burn rate. Since sufficient clinical grade SomatoKine has been manufactured for the conduct of clinical trials over the next two years, the Company discontinued its manufacturing operations. As part of the restructuring, the Company reduced its work force by 69 employees, or approximately 90%, by the end of calendar year 1998. The reduction in work force affected all levels of staff in manufacturing and other functions. Also, as a result of discontinuing its manufacturing operations, the Company is currently in the process of selling certain equipment and other assets. The Company terminated its 69,000 square foot facility lease in November 1998, and relocated to offices in San Jose, California to support ongoing clinical and business development activities.

        As a result of the restructuring, the Company recognized a $5.2 million one-time charge in the quarter ended September 30, 1998, which included a net $4.5 million non-cash charge for the write-off of leasehold improvements, $358,000 for severance and benefit expenses, $250,000 related to certain operating lease obligations and $75,000 in other restructuring-related charges.

LIQUIDITY AND CAPITAL RESOURCES

        Celtrix has funded its activities with proceeds from public and private offerings, advances from Collagen, research and development revenues from collaborative arrangements, lease and debt financing arrangements, proceeds from liquidating its equity investments and, to a lesser extent, other revenues and product sales.

        At June 30, 1999, Celtrix's cash and cash equivalents were $2.8 million compared to $1.3 million at March 31, 1999. The net increase of $1.5 million was due primarily to net proceeds of $10.4 million received from the issuance of Common and Preferred Stock and $57,000 in proceeds from the sale of fixed assets, partially offset by cash outlays which included $8.0 million used for investing activities in connection with the joint venture company formed with Elan in April 1999 and $888,000 used in operating activities.

        In April 1999, in connection with the closing of a joint venture agreement with Elan Corporation, plc, Elan International Services, Ltd. purchased 1,508,751 shares of Celtrix Common Stock at a purchase price of $1.657 per share, resulting in net proceeds to the Company of $2.4 million, which is included in the $10.4 million described above.

        At June 30, 1999, the Company had working capital of $2.1 million and an accumulated deficit of $139.1 million, and incurred a net loss of $8.6 million for the quarter ended June 30, 1999. The Company has reduced its burn rate to approximately $200,000 per month, a level of spending it expects to maintain for the next year. Accordingly, the Company expects its working capital, plus proceeds from assets held for sale, will be sufficient to fund operations into the third calendar quarter of 2000. The Company will be required to seek additional funds to finance operations beyond that period. The joint venture transaction with Elan Corporation, plc provides for the purchase by Elan of additional Celtrix equity securities, the proceeds from which will be used to fund the Company's share of anticipated clinical expenses associated with the joint venture's large-scale trial in osteoporosis (recovery from hip fracture surgery).

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

        History of Operating Losses; Accumulated Deficit

        The Company has incurred net operating losses in every year of operation since its inception. As of June 30, 1999, the Company had an accumulated deficit of approximately $139.1 million. Losses have resulted principally from costs incurred in connection with the Company's research and development activities and from general and administrative costs associated with the Company's operations. The Company expects to incur substantial and increasing operating losses for at least the next several years. The Company's ability to achieve profitability will depend in part on completing the research and development of, and obtaining regulatory approvals for, its products and successfully commencing product commercialization.

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

        The Company has never paid cash dividends on its capital stock and the Company does not anticipate paying any cash dividends in the foreseeable future.

        Future Capital Requirements and Uncertainty of Additional Funding

        The Company anticipates that proceeds from recent financings, as well as proceeds from the sale of fixed assets as a result of discontinuing manufacturing operations, will be sufficient to fund the Company's operations into the third calendar quarter of 2000. Further development of the Company's products will require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential therapeutic products to market and to establish production, marketing and sales capabilities. Such additional funding will need to be raised through collaborative arrangements or through public or private financings, including equity financing. The joint venture transaction with Elan Corporation, plc in April 1999 provides for the purchase by Elan of additional Celtrix equity securities, the proceeds from which will be used to fund the Company's share of anticipated clinical expenses associated with the joint venture's large-scale trial in osteoporosis (recovery from hip fracture surgery). Any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictions on the Company's ability to pay future dividends on its capital stock or the manner in which the Company conducts its business.

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

        Concentration of Stock Ownership

        As of June 30, 1999 the Company's directors and officers and their affiliates beneficially owned approximately 24% of the outstanding Common Stock. As a result, these stockholders have been able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

        Nasdaq Issues

        In November 1998, the Company received notice from the Nasdaq Stock market that it failed to comply with two Nasdaq continued listing requirements - the minimum net tangible assets requirement and the minimum bid price requirement. In January 1999, Nasdaq officials confirmed that the Company had regained compliance with the minimum bid price requirement, but that it would be subject to delisting if it failed to comply with the minimum net tangible assets requirement. In response, the Company requested an oral hearing before a Nasdaq Listing Qualifications Panel to present its plan to regain compliance with the minimum net tangible assets requirement. Such plan was presented at an oral hearing on April 1, 1999, and on July 6, 1999, the Nasdaq panel informed the Company that its listing would be moved from The Nasdaq National Market to The Nasdaq SmallCap Market effective July 8, 1999, subject to its continued compliance with SmallCap listing requirements. Although the Company intends to comply with all continued listing requirements of The Nasdaq SmallCap Market, there can be no assurance that it will be able to satisfy Nasdaq's requirements in the future. Failure to meet Nasdaq's requirements may result in delisting by Nasdaq, which may have a material adverse effect on the price of the Company's Common Stock and the levels of liquidity currently available to its stockholders.

        Restructuring

        In order to reduce the Company's cash burn rate and preserve value in the Company's core assets and technologies, in September 1998, the Company restructured its operations to eliminate manufacturing and announced a reduction in work force of up to 90%. Such actions were designed to permit the Company to continue its clinical development of SomatoKine. There can be no assurance that the restructuring efforts the Company has engaged in to date will be successful. Furthermore, there can be no assurance that the Company will be able to sustain its clinical development activities going forward, with the exception of the large-scale Phase II trial in osteoporosis (recovery from hip fracture surgery) which will be undertaken by the Celtrix/Elan Corporation joint venture. In addition, there can be no assurance that the Company's management will not deem it appropriate to undertake other restructuring efforts in the future or to what degree any such efforts will result in improved performance or a reduction in the Company's cash burn rate.

        Dilutive and Potential Dilutive Effect to Stockholders

        In November 1998, pursuant to the terms of a Common Stock and Warrant Purchase Agreement dated October 12, 1998, the Company completed a private placement of 4,000,000 shares of the Company's Common Stock (the "Private Placement"), resulting in net proceeds to the Company, after deducting estimated transaction costs, of approximately $1.9 million. Also in connection with the Private Placement for every share of stock issued, the Company issued one and one-half warrants to purchase additional shares at $0.55 per share. In April 1999, the Company completed a private placement of 1,508,751 shares of the Company's Common Stock to Elan International Services, Ltd., resulting in net proceeds to the Company, after deducting estimated transaction costs, of approximately $2.4 million. Also, in connection with the formation of a joint venture company with Elan, the Company issued and sold to Elan International Services, Ltd. 8,010 shares of Series A Convertible/Exchangeable Preferred Stock for an aggregate price of $8,010,000, which amount was used to fund the Company's investment in the joint venture company. The foregoing issuances of shares of the Company's Common and Preferred Stock and warrants exercisable for Common Stock dilutes the beneficial ownership of existing Company stockholders.

FORWARD-LOOKING STATEMENTS

        The Company notes that certain of the foregoing statements are forward looking within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from the statements made due to a variety of factors including, but not limited to, the ability to obtain financing for the Company's working capital, clinical study results, the ability to secure corporate partnership arrangements, and other risk factors which are described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

                           PART II. OTHER INFORMATION
                          CELTRIX PHARMACEUTICALS, INC.


Item 2. Changes in Securities and Use of Proceeds.

     (a) Securities Sold

        (I) On April 21, 1999, the Company issued and sold to Elan International Services, Ltd. 1,508,751 shares ( the "EIS Common Shares") of the Company's Common Stock.

        (II) On April 21, 1999, the Company issued and sold to Elan International Services, Ltd. 8,010 shares of the Company's Series A Convertible/Exchangeable Preferred Stock (together with the EIS Common Shares, the "EIS Shares").

        (III)On November 20, 1998, the Company issued and sold to purchasers in a private placement pursuant to a Common Stock and Warrant Purchase Agreement dated October 12, 1998 (the "1998 Private Placement") 4,000,000 shares of the Company's Common Stock (the "Shares") and warrants exercisable for 6,000,000 shares of the Company's Common Stock (the "Warrants"). The Shares and Warrants were sold in the form of "Units" which consisted of one Share of Common Stock and a Warrant exercisable for one and one half shares of Common Stock.

        (IV) On April 1, 1997, the Company issued and sold to purchasers in a private placement (the "1997 Private Placement") 5,721,876 shares of the Company's Common Stock (the "Shares") and warrants exercisable for 2,860,934 shares of the Company's Common Stock (the "Warrants"). The Shares and Warrants were sold in the form of "Units" which consisted of two Shares of Common Stock and a Warrant exercisable for one share of Common Stock.

        (V) On December 15, 1995, the Company issued and sold to Genzyme Corporation pursuant to a 1994 Product Development, License and Marketing Agreement, 1,472,829 shares (the "Genzyme Shares") of the Company's Common Stock.

     (b) Underwriters and Other Purchasers

         There were no underwriters for the foregoing transactions mentioned in
         (a)(I) through a(V). A finders fee of $520,000 was paid to BioAsia LLC in connection with the private placement described in (a)(IV) above. The Shares and Warrants in (a)(III) and (a)(IV) were offered only to a group of accredited investors. The Genzyme Shares were offered only to Genzyme Corporation, an accredited investor. The EIS Shares were offered only to Elan International Services, Ltd., an accredited investor.

     (c) Consideration

        (I) The shares of Common Stock issued to Elan International Services, Ltd. were sold for an aggregate price of $2,500,000.00.

        (II) The shares of Series A Convertible/Exchangeable Preferred Stock issued to Elan International Services, Ltd. were sold for an aggregate price of $8,010,000.00. The Series A
              Convertible/Exchangeable Preferred Stock pays a 5% annual in-kind dividend.

        (III) The Shares and Warrants from the 1998 Private Placement were sold for an aggregate offering price of $2,000,000.00.

        (IV) The Shares and Warrants from the 1997 Private Placement were sold for an aggregate offering price of $13,949,955.60.

        (V) The shares issued to Genzyme Corporation were sold for an aggregate price of $4,418,487.00.

     (d) Exemption from Registration Claimed

        (I) The foregoing transactions under (a) (I), (II) and (IV) were exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Rule 506 of Regulation D, which provides an exemption for sales without regard to the dollar amount of the offering, provided that there are no more than 35 purchasers, and the sale satisfies all terms and conditions of Rules 501 and 502 under the Act.

        (II) The foregoing transaction under (a)(V) was exempt from registration under the Act pursuant to Rule 505 of Regulation D, which provides an exemption for sales of securities not exceeding $5 million, provided that there are no more than 35 purchasers, and the sale satisfies all terms and conditions of Rules 501 and 502 under the Act.

     (e) Terms of Conversion or Exercise

        (I) In connection with the issuance of 8,010 shares of Preferred Stock at $1,000 per share to Elan International Services, Ltd., each share is convertible into that number of shares of Celtrix Common Stock as is determined by dividing the sum of $1,000 plus all accrued and unpaid dividends on each such share of Preferred Stock by $2.006 or the Preferred Shares are exchangeable for shares of the joint venture company held by the Company.

        (II) In connection with the 1998 Private Placement, the Warrants are exercisable at a price of $0.55 per share and expire on November 20, 2001.

        (III) In connection with the 1997 Private Placement, the Warrants are exercisable at a price of $2.6818 per share and expire on April 1, 2000. If the holder of a Unit sold any Shares between April 1, 1997 and April 1, 1998, the number of shares issuable upon exercise of that holder's Warrant would have been reduced by an amount equal to 0.5 multiplied by the number of Shares sold or otherwise disposed of during such period. Also, in the event that the average of the daily high and low bid price per share of the Company's Common Stock as reported on the Nasdaq National Market (or such other equivalent market or exchange) exceeds $4.876 for a period of thirty (30) consecutive trading days (a "Callable Event"), then the Company may, on or before the tenth (10th) trading day after such Callable Event has occurred, send a written notice to the Warrant holder that a Callable Event has occurred and that the Warrant shall terminate on the thirtieth (30th) day after the date the notice became effective.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

         27.1   Financial Data Schedule


     (b) The Company filed the following reports on Form 8-K during the quarter ended June 30, 1999:

         Report Date:  April 13, 1999
         Item 5.       Other Events

         The Registrant announced that Celtrix Pharmaceuticals would form a partnership with Elan plc to treat osteoporosis.

         Report Date:  June 3, 1999
         Item 5.       Other Events

         The Registrant announced that it had completed formation of a joint venture company with Elan plc for the purpose of testing and establishing the efficacy of SomatoKine delivered through Elan's MEDIPAD Drug Delivery System to patients suffering from osteoporosis.

         Report Date:  June 21, 1999
         Item 5.       Other Events

         The Registrant announced that Celtrix's SomatoKine(R) diabetes trial results were presented at major scientific meetings.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CELTRIX PHARMACEUTICALS, INC. (Registrant)


Date:  August 20, 1999           By: /s/ DONALD D. HUFFMAN
                                 -----------------------------------------------
                                 Donald D. Huffman
                                 Vice President, Finance and Administration and
                                 Chief Financial Officer (Duly authorized
                                 principal financial and accounting officer)

                                 EXHIBIT INDEX


EXHIBIT #           DESCRIPTION
--------            -----------
27.1                Financial Data Schedule