Form 10-Q
period 1999-09-30
CELTRIX PHARMACEUTICALS INC
filed 1999-11-15
CIK 871395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended September 30, 1999

                                       OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the transition period from _______________ to_______________.

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

As of October 31, 1999, the Registrant had outstanding 26,569,804 shares of Common Stock.

                          CELTRIX PHARMACEUTICALS, INC.

                                      INDEX


                                                                                                 Page No.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION

Item 1:    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 1999
              and March 31, 1999  ...........................................................        3

           Condensed Consolidated Statements of Operations for the three- and six-month
              periods ended September 30, 1999 and 1998  ....................................        4

           Condensed Consolidated Statements of Cash Flows for the six-month periods
              ended September 30, 1999 and 1998  ............................................        5

           Notes to Condensed Consolidated Financial Statements  ............................        6

Item 2:    Management's Discussion and Analysis of Financial Condition and
              Results of Operations  ........................................................        8


PART II.   OTHER INFORMATION

Item 2:    Changes in Securities and Use of Proceeds  .......................................        24

Item 6:    Exhibits and Reports on Form 8-K  ................................................        26

SIGNATURES    ...............................................................................        27

                          PART I. FINANCIAL INFORMATION

                          CELTRIX PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                   September 30,       March 31,
                                                                       1999              1999
                                                                   ------------      ------------
                                                                    (Unaudited)           (1)

Assets
     Current assets:
         Cash and cash equivalents                                 $      2,078      $      1,258
         Receivable from joint venture                                      152                --
         Receivables and other current assets                               130               172
                                                                   ------------      ------------
             Total current assets                                         2,360             1,430

     Property and equipment, net                                             82               101
     Assets held for sale                                                   349               416
     Intangible and other assets, net                                     2,538             2,554
                                                                   ------------      ------------
                                                                   $      5,329      $      4,501
                                                                   ============      ============

Liabilities and Stockholders' Equity
     Current liabilities:
         Accounts payable                                          $        269      $        547
         Accrued compensation and other accrued liabilities                 583               674
                                                                   ------------      ------------
             Total current liabilities                                      852             1,221

     Stockholders' equity:
         Series A convertible/exchangeable preferred stock                7,948                --
         Common stock                                                       266               251
         Additional paid-in capital                                     135,811           133,437
         Cumulative preferred stock dividend                                179                --
         Accumulated deficit                                           (139,727)         (130,408)
                                                                   ------------      ------------
             Total stockholders' equity                                   4,477             3,280
                                                                   ------------      ------------
                                                                   $      5,329      $      4,501
                                                                   ============      ============


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

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                   (Unaudited)


                                                Three Months Ended                 Six Months Ended
                                                   September 30,                     September 30,
                                            ---------------------------       ---------------------------
                                               1999             1998             1999             1998
                                            ----------       ----------       ----------       ----------
Revenues:
     Product sales                          $       --       $       --       $       --       $       10
     Revenues from related parties                  32               --               32               --
     Other revenues                                 29               23               58               49
                                            ----------       ----------       ----------       ----------
                                                    61               23               90               59

Costs and expenses:
     Research and development                      148            2,817              339            5,818
     General and administrative                    445              667              935            1,230
     Restructuring costs                            --            5,178               --            5,178
                                            ----------       ----------       ----------       ----------
                                                   593            8,662            1,274           12,226

                                            ----------       ----------       ----------       ----------
Operating loss                                    (532)          (8,639)          (1,184)         (12,167)

Equity in loss from joint venture                   --               --           (8,010)              --

Interest income, net                                28               33               53              108
                                            ----------       ----------       ----------       ----------
Net loss                                    $     (504)      $   (8,606)      $   (9,141)      $  (12,059)
                                            ==========       ==========       ==========       ==========

Basic and diluted net loss per share        $    (0.02)      $    (0.41)      $    (0.35)      $    (0.57)
                                            ==========       ==========       ==========       ==========
Shares used in basic and diluted per
            share computation                   26,570           21,061           26,404           21,061
                                            ==========       ==========       ==========       ==========


See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)
                                   (Unaudited)


                                                                           Six Months Ended
                                                                             September 30,
                                                                      ---------------------------
                                                                         1999             1998
                                                                      ----------       ----------
Cash flows from operating activities:
    Net loss                                                          $   (9,141)      $  (12,059)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                          176              864
      Write off of leasehold improvements                                     --            5,311
      Reduction in deferred rent liability                                    --             (890)
      Equity in loss from Celtrix/Elan joint venture                       8,010               --
      Other adjustments related to changes in operating
         accounts                                                           (478)              23
                                                                      ----------       ----------
           Net cash used in operating activities                          (1,433)          (6,751)

Cash flows from investing activities:
    Investment in Celtrix/Elan joint venture                              (8,010)              --
    Decrease in available-for-sale securities                                 --            6,307
    Proceeds from sale of fixed assets                                        67               --
    Capital expenditures                                                      --              (72)
    Increase in intangible and other assets                                 (141)             (82)
                                                                      ----------       ----------
           Net cash (used in) provided by investing activities            (8,084)           6,153

Cash flows from financing activities:
    Proceeds from issuance of common stock, net                            2,389               --
    Proceeds from issuance of Series A convertible/
      exchangeable preferred stock, net                                    7,948               --
    Principal payments under lease obligations                                --               (8)
                                                                      ----------       ----------
           Net cash provided by (used in) financing activities            10,337               (8)
                                                                      ----------       ----------
Net increase (decrease) in cash and cash equivalents                         820             (606)
Cash and cash equivalents at beginning of period                           1,258            1,608
                                                                      ----------       ----------
Cash and cash equivalents at end of period                            $    2,078       $    1,002
                                                                      ==========       ==========


See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Condensed Consolidated Interim Financial Statements

         The condensed consolidated balance sheet as of September 30, 1999 and the condensed consolidated statements of operations and cash flows for the three- and six-month periods ended September 30, 1999 and 1998, have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary to present fairly the Company's financial position, results of its operations and its cash flows. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

3.       Restructuring Charges

         In September 1998, Celtrix announced a restructuring of the Company to focus on the clinical development of SomatoKine, cease manufacturing operations and significantly reduce the cash burn rate. As a result, the Company recognized a $5.2 million restructuring charge in the quarter ended September 30, 1998. As of September 30, 1999, the Company held $349,000 in certain equipment and fixed assets to be sold. There are no restructuring liabilities remaining to be paid as of September 30, 1999.

4.       Nasdaq Listing

         In April 1999, the Company participated in an oral hearing before a Nasdaq Listing Qualifications Panel regarding its compliance with Nasdaq National Market Standards. The hearing was in response to notification received by the Company from Nasdaq in January 1999 that the Company failed to comply with the minimum net tangible assets requirement. On July 6, 1999, the Nasdaq panel informed the Company that its listing would be moved from The Nasdaq National Market to The Nasdaq SmallCap Market effective July 8, 1999, subject to its continued compliance with SmallCap listing requirements.

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

         Celtrix has not earned substantial revenues from product sales since inception and at September 30, 1999 has an accumulated deficit of $140.0 million. The Company's revenues to date consist principally of licensing and milestone payments from pharmaceuticals, research and development funding, related party revenue, and to a lesser extent, sales of products for use in research and assay applications. The Company expects to incur additional operating losses, which may fluctuate quarter to quarter, for at least the next several years as the Company continues its development activities, including clinical trials.

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

RESULTS OF OPERATIONS

         Celtrix incurred a net loss of $504,000 and $9.1 million for the three- and six-month periods ended September 30, 1999, compared to $8.6 million and $12.1 million for the same periods in 1998. Net loss per share decreased to $0.02 and $0.35 per share for the three- and six-month periods ended September 30, 1999, compared to $0.41 and $0.57 for the same periods in 1998. The decrease in net loss and basic and diluted net loss per share reflects both the reduction of operating expenses since the September 1998 restructuring of the Company, and the one-time restructuring charges associated with that event. The decrease in net loss for the six-month period ended September 30, 1999 is partially offset by the Company's 80.1% share of the $10 million one-time license fee paid by the joint venture company (formed by Celtrix and Elan Corporation, plc in April
1999) to Elan for the use of Elan's MEDIPAD Delivery System technology.

         Revenues increased to $61,000 and $90,000 for the three- and six-month periods ended September 30, 1999 from $23,000 and $59,000 for the same periods in 1998. The increase is due primarily to related party revenue from the joint venture formed by Celtrix and Elan Corporation, plc, which includes revenues from services performed on behalf of the joint venture and the sale of research material to the joint venture.

         Operating expenses decreased to $593,000 and $1.3 million for the three- and six-month periods ended September 30, 1999 from $8.7 million and $12.2 million for the same periods in 1998. The decrease results from the restructuring plan implemented by the Company in September 1998, which included the discontinuation of manufacturing and a reduction of workforce.

         Net interest income of $28,000 and $53,000 for the three- and six-month periods ended September 30, 1999 decreased from $33,000 and $108,000 for the same periods in 1998 due primarily to the decrease in average cash, cash equivalent and short-term investment balances.

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

         At September 30, 1999, Celtrix's cash and cash equivalents were $2.1 million compared to $1.3 million at March 31, 1999. The net increase of $0.8 million was due primarily to net proceeds of $10.3 million received from the issuance of Common and Preferred Stock and $67,000 in proceeds from the sale of fixed assets, partially offset by cash outlays which included $8.2 million used for investing activities primarily in connection with the joint venture company formed with Elan in April 1999 and $1.4 million used in operating activities.

         In April 1999, in connection with the closing of a joint venture agreement with Elan Corporation, plc, Elan International Services, Ltd. purchased 1,508,751 shares of Celtrix Common Stock at a purchase price of $1.657 per share, resulting in net proceeds to the Company of $2.4 million, which is included in the $10.3 million described above.

         At September 30, 1999, the Company had working capital of $1.5 million and an accumulated deficit of $140.0 million, and incurred a net loss of $504,000 for the quarter ended September 30, 1999. The Company has reduced its burn rate to approximately $200,000 per month, a level of spending it expects to maintain for the next year. Accordingly, the Company expects its working capital, plus proceeds from assets held for sale, will be sufficient to fund operations into the third calendar quarter of 2000. The Company will be required to seek additional funds to finance operations beyond that period. The joint venture transaction with Elan Corporation, plc provides for the purchase by Elan of additional Celtrix equity securities, the proceeds from which will be used to fund the Company's share of anticipated clinical expenses associated with the joint venture's large-scale trial in osteoporosis (recovery from hip fracture surgery).

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

         History of Operating Losses; Accumulated Deficit

         The Company has incurred net operating losses in every year of operation since its inception. As of September 30, 1999, the Company had an accumulated deficit of approximately $140.0 million. Losses have resulted principally from costs incurred in connection with the Company's research and development activities and from general and administrative costs associated with the Company's operations. The Company expects to incur substantial and increasing operating losses for at least the next several years. The Company's ability to achieve profitability will depend in part on completing the research and development of, and obtaining regulatory approvals for, its products and successfully commencing product commercialization.

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

         At least three large biotechnology and pharmaceutical companies with substantial financial and legal resources have issued patents and/or patent applications on file in the United States and abroad directed at the production and/or use of recombinant IGF-I by various methods. The earliest date of filing of these patent applications is April 25, 1983. Unless and until all of these applications issue, it is not possible to determine the breadth of these claims regarding a process for IGF-I production or for the use of IGF-I for any particular indication. Furthermore, a large biotechnology and pharmaceutical company with substantial financial and legal resources has a patent issued in the United States directed towards certain DNA molecules encoding BP3 and the corresponding BP3 protein. This same patent was previously granted in Europe and was successfully opposed by Celtrix. However, this large biotechnology and pharmaceutical company has recently appealed the decision and there can be no assurance that the appeal will not be successful, and it is not possible to determine what, if any, claims will be reinstated or the breadth of such claims. In addition, this large biotechnology company has been issued patents directed toward the administration of IGF-BP3 for certain limited areas of use. Each of the referenced companies can be expected to defend its patent position vigorously.

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

         Concentration of Stock Ownership

         As of September 30, 1999 the Company's directors and officers and their affiliates beneficially owned approximately 29% of the outstanding Common Stock. As a result, these stockholders have been able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

         Impact of Year 2000

         Many computer systems experience problems handling dates beyond the year 1999. Therefore, certain computer hardware and software was upgraded or modified prior to the Year 2000 in order to remain functional. The Company believes the systems and software changes necessary to address the Year 2000 issues were implemented successfully. However, it is unknown the extent, if any, of the impact of the Year 2000 on other systems and equipment of third parties with which the Company does business. There can be no assurance that third parties will address the Year 2000 issue in a timely fashion, or at all. Any Year 2000 compliance problem or delay of either the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results and financial conditions.

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

                           PART II. OTHER INFORMATION
                          CELTRIX PHARMACEUTICALS, INC.

Item 2. Changes in Securities and Use of Proceeds.

      (a)   Securities Sold

            (I) On April 21, 1999, the Company issued and sold to Elan International Services, Ltd. 1,508,751 shares (the "EIS Common Shares") of the Company's Common Stock.

            (II) On April 21, 1999, the Company issued and sold to Elan International Services, Ltd. 8,010 shares of the Company's Series A Convertible/Exchangeable Preferred Stock (together with the EIS Common Shares, the "EIS Shares").

            (III) On November 20, 1998, the Company issued and sold to purchasers in a private placement pursuant to a Common Stock and Warrant Purchase Agreement dated October 12, 1998 (the "1998 Private Placement") 4,000,000 shares of the Company's Common Stock (the "Shares") and warrants exercisable for 6,000,000 shares of the Company's Common Stock (the "Warrants"). The Shares and Warrants were sold in the form of "Units" which consisted of one Share of Common Stock and a Warrant exercisable for one and one half shares of Common Stock.

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

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits:

            27.1     Financial Data Schedule

      (b) The Company filed the following reports on Form 8-K during the quarter ended September 30, 1999:

            Report Date:      July 7, 1999
            Item 5.           Other Events

            The Registrant announced that Celtrix Pharmaceuticals Common Stock will trade on The Nasdaq Small Cap Market.

            Report Date:      July 12, 1999
            Item 5.           Other Events

            The Registrant announced that Celtrix's SomatoKine(R) received Orphan Drug Designation from FDA to treat severe burns.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CELTRIX PHARMACEUTICALS, INC. (Registrant)



Date:  November 12, 1999              By:  /s/ DONALD D. HUFFMAN
                                      ---------------------------------------
                                      Donald D. Huffman
                                      Vice President, Finance and
                                      Administration and Chief Financial
                                      Officer (Duly authorized principal
                                      financial and accounting officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

 27.1          Financial Data Schedule