Form 10-Q
period 1999-12-31
CELTRIX PHARMACEUTICALS INC
filed 2000-02-10
CIK 871395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For the quarterly period ended December 31, 1999

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

As of December 31, 1999, the Registrant had outstanding 27,862,372 shares of Common Stock.

                          CELTRIX PHARMACEUTICALS, INC.
                                      INDEX

                                                                                              Page No.
                                                                                              --------
PART I.    FINANCIAL INFORMATION

Item 1:    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of December 31, 1999
              and March 31, 1999  ...........................................................     3

           Condensed Consolidated Statements of Operations for the three- and nine-month
              periods ended December 31, 1999 and 1998  .....................................     4

           Condensed Consolidated Statements of Cash Flows for the nine-month periods
              ended December 31, 1999 and 1998  .............................................     5

           Notes to Condensed Consolidated Financial Statements  ............................     6

Item 2:    Management's Discussion and Analysis of Financial Condition and
              Results of Operations  ........................................................     9


PART II.   OTHER INFORMATION

Item 2:    Changes in Securities and Use of Proceeds  .......................................     25

Item 6:    Exhibits and Reports on Form 8-K  ................................................     27

SIGNATURES    ...............................................................................     28

                          PART I. FINANCIAL INFORMATION

                          CELTRIX PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                   December 31,      March 31,
                                                                       1999            1999
                                                                   ------------      ---------
                                                                   (Unaudited)          (1)
Assets
  Current assets:
    Cash and cash equivalents                                        $   1,243       $   1,258
    Receivables and other current assets                                   159             172
                                                                     ---------       ---------
      Total current assets                                               1,402           1,430

  Property and equipment, net                                               75             101
  Assets held for sale                                                     349             416
  Intangible and other assets, net                                       2,581           2,554
                                                                     ---------       ---------

      Total assets                                                   $   4,407       $   4,501
                                                                     =========       =========

Liabilities, Preferred Stock and Stockholders' Equity (Deficit)
  Current liabilities:
    Accounts payable                                                 $     333       $     547
    Other accrued liabilities                                              360             674
                                                                     ---------       ---------
      Total current liabilities                                            693           1,221

  Series A convertible/exchangeable preferred stock                      7,948              --

  Stockholders' equity (deficit):
    Common stock                                                           272             251
    Additional paid-in capital                                         136,141         133,437
    Cumulative preferred stock dividend                                    281              --
    Accumulated deficit                                               (140,928)       (130,408)
                                                                     ---------       ---------
      Total stockholders' equity (deficit)                              (4,234)          3,280

      Total liabilities, preferred stock and stockholders'           ---------       ---------
         equity (deficit)                                            $   4,407       $   4,501
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

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                             Three Months Ended            Nine Months Ended
                                                December 31,                  December 31,
                                          -----------------------       -----------------------
                                             1999           1998           1999           1998
                                          ---------      --------       --------       --------
Revenues:
  Product sales                           $     --       $     --       $     --       $     10
  Revenues from related parties                597             --            629             --
  Other revenues                                25             21             83             69
                                          --------       --------       --------       --------
                                               622             21            712             79

Costs and expenses:
  Research and development                     290            615            629          6,432
  General and administrative                   489            496          1,424          1,725
  Restructuring costs                           --             --             --          5,178
                                          --------       --------       --------       --------
                                               779          1,111          2,053         13,335

                                          --------       --------       --------       --------
Operating loss                                (157)        (1,090)        (1,341)       (13,256)

Equity in loss from joint venture             (963)            --         (8,973)            --

Interest income, net                            21             14             74            121

                                          --------       --------       --------       --------
Net loss                                  $ (1,099)      $ (1,076)      $(10,240)      $(13,135)
                                          ========       ========       ========       ========

Basic and diluted net loss per share      $  (0.04)      $  (0.04)      $  (0.39)      $  (0.59)
                                          ========       ========       ========       ========

Shares used in basic and diluted per
       share computation                    26,837         24,583         26,548         22,235
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

                          CELTRIX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)
                                   (Unaudited)


                                                                       Nine Months Ended
                                                                          December 31,
                                                                    -----------------------
                                                                      1999           1998
                                                                    --------       --------
Cash flows from operating activities:
  Net loss                                                          $(10,240)      $(13,135)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                        267            939
    Write off of leasehold improvements                                   --          5,311
    Reduction in deferred rent liability                                  --           (890)
    Equity in loss from Celtrix/Elan joint venture                     8,973             --
    Other adjustments related to changes in operating
      accounts                                                          (514)          (506)
                                                                    --------       --------
        Net cash used in operating activities                         (1,514)        (8,281)

Cash flows from investing activities:
  Investment in Celtrix/Elan joint venture                            (8,973)            --
  Decrease in available-for-sale securities                               --          6,307
  Proceeds from sale of fixed assets                                      67            359
  Capital expenditures                                                    (3)           (77)
  Increase in intangible and other assets                               (265)           (85)
                                                                    --------       --------
       Net cash (used in) provided by investing activities            (9,174)         6,504

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                          2,725          1,957
  Proceeds from issuance of Series A convertible/
    exchangeable preferred stock, net                                  7,948             --
  Principal payments under lease obligations                              --             (8)
                                                                    --------       --------
        Net cash provided by financing activities                     10,673          1,949
                                                                    --------       --------
Net (decrease) increase in cash and cash equivalents                     (15)           172
Cash and cash equivalents at beginning of period                       1,258          1,608
                                                                    --------       --------
Cash and cash equivalents at end of period                          $  1,243       $  1,780
                                                                    ========       ========

See accompanying notes.

                          CELTRIX PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Condensed Consolidated Interim Financial Statements

      The condensed consolidated balance sheet as of December 31, 1999 and the condensed consolidated statements of operations and cash flows for the three- and nine-month periods ended December 31, 1999 and 1998, have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, which include normal recurring adjustments, necessary to present fairly the Company's financial position, results of its operations and its cash flows. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

2.    Acquisition of Celtrix by Insmed Pharmaceuticals, Inc.

      On December 1, 1999, the Company announced that it had entered into a definitive agreement for Insmed Pharmaceuticals, Inc. (Insmed) to acquire Celtrix. The acquisition of Celtrix by Insmed, a bioscience company focused on the diagnosis and treatment of medical conditions associated with insulin resistance, including type 2 diabetes and polycystic ovary syndrome (PCOS), is subject to approval by the shareholders of both companies, as well as certain other contingencies and is expected to close at the beginning of the second quarter, 2000. At closing, each share of Celtrix will be exchanged for one share in a newly formed holding company and each share of Insmed will be exchanged for three and one-half shares. Prior to the closing of the financing described below, Celtrix's current shareholders will hold approximately 43% and Insmed's current shareholders will hold approximately 57% of the new company. The exchange will be tax-free for both companies' shareholders. The newly formed holding company expects to be a publicly traded company.

      In connection with the merger, Insmed entered into an agreement to sell 5,632,678 shares of its common stock and warrants, exercisable for five years, to purchase the equivalent of 1,971,813 shares of common stock of the newly formed holding company. The proceeds from the financing will be approximately $34.5 million. Subsequent to the financing, the new investors, Celtrix's current shareholders and Insmed's current shareholders will hold approximately 22%, 34% and 44%, respectively, of the outstanding common stock of the newly formed holding company, on a fully diluted basis. Such sale is contingent upon completion of the merger with Celtrix.

3.    Joint Venture with Elan Corporation, plc

      On April 21, 1999, the Company entered into an agreement with Elan Corporation, plc to establish a joint venture company for the development of SomatoKine to treat osteoporosis using Elan's MEDIPAD Delivery System.

      The joint venture company is initially owned 80.1% by Celtrix and 19.9% by Elan. The joint venture company has licensed SomatoKine technology from Celtrix and MEDIPAD technology from Elan. Celtrix initially invested $8.01 million in the joint venture and Elan invested $1.99 million. At the time of closing, Elan International Services, Ltd. (EIS) purchased $8.01 million of Celtrix Series A Convertible/Exchangeable Preferred Stock, which, with all accrued and unpaid dividends, is convertible into Celtrix Common Stock at a price of $2.006 per share or exchangeable for an incremental 30.1% ownership in the joint venture to a total of 50.0%. If the exchange right is exercised, the Series A Convertible/Exchangeable Preferred Stock will be cancelled. The Company anticipates the Series A Convertible/Exchangeable Preferred Stock will be converted to Common Stock, in accordance with the terms of the agreement with Elan, at the time of the proposed merger with Insmed Pharmaceuticals, Inc. (see
Note 2). The Series A Convertible/Exchangeable Preferred Stock pays a 5% annual in-kind dividend. Although the Company owns 80.1% of the joint venture, the joint venture is accounted for under the equity method of accounting, because Elan has substantive participating rights that give them the ability to block significant decisions proposed by the Company. In addition, Elan actively participates in directing and carrying out the operating and capital activities of the joint venture's business.

      The agreement with Elan also provides, at Celtrix's option, for EIS to purchase from time to time Series B Convertible Preferred Stock up to an amount of $4.8 million, the proceeds from which sale will be used by Celtrix to fund its share of the joint venture's operating expenses. Celtrix and Elan will be reimbursed by the joint venture for research and development and administrative work performed on behalf of the joint venture. The Series B Convertible Preferred Stock is convertible into Celtrix Common Stock at a price of $2.006 per share and pays a 9% annual in-kind dividend.

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

4.    Restructuring Charges

      In September 1998, Celtrix announced a restructuring of the Company to focus on the clinical development of SomatoKine, cease manufacturing operations and significantly reduce the cash burn rate.

As a result, the Company recognized a $5.2 million restructuring charge in the quarter ended September 30, 1998. As of December 31, 1999, the Company held $349,000 in certain equipment and fixed assets to be sold. There are no restructuring liabilities remaining to be paid as of December 31, 1999.

5.    Nasdaq Listing

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

6.    Subsequent Events

      In January 2000, certain investors holding warrants issued in connection with the $2.0 million November 1998 private placement financing completed a cashless exercise of 4,230,000 shares underlying such warrants which resulted in the issuance of 3,384,000 shares of common stock to such investors on the basis of a $2.75 share price.

      In February 2000, an investor in the $14.0 million April 1997 private placement financing exercised 820,344 warrants at an exercise price of $2.6818 per share, which generated $2.2 million in additional cash for the Company.

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

OVERVIEW

      On December 1, 1999, the Company announced that it had entered into a definitive agreement for Insmed Pharmaceuticals, Inc. to acquire Celtrix. The following discussion is presented on the basis of Celtrix as an independent entity. References to future activities are subject to change based upon completion of the merger. See Note 2.

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

      Based on these promising findings, in April 1999 the Company entered into an agreement with Elan Corporation, plc to establish a joint venture company for the development of SomatoKine to treat osteoporosis using Elan's MEDIPAD Delivery System. The joint venture company is initially owned 80.1% by Celtrix and 19.9% by Elan. The joint venture company has licensed SomatoKine technology from Celtrix and MEDIPAD technology from Elan. Celtrix initially invested $8.01 million in the joint venture and Elan invested $1.99 million. At the time of closing, Elan International Services, Ltd. (EIS) purchased $8.01 million of Celtrix Series A Convertible/Exchangeable Preferred Stock, which, with all accrued and unpaid dividends, is convertible into Celtrix Common Stock at a price of $2.006 per share or exchangeable for an incremental 30.1% ownership in the joint venture to a total of 50.0%. If the exchange right is exercised, the Series A Convertible/Exchangeable Preferred Stock will be cancelled. The Company anticipates the Series A Convertible/Exchangeable Preferred Stock will be converted to Common Stock, in accordance with the terms of the agreement with Elan, at the time of the proposed merger with Insmed Pharmaceuticals, Inc. (see
Note 2). The Series A Convertible/Exchangeable Preferred Stock pays a 5% annual in-kind dividend. Although the Company owns 80.1% of the joint venture, the joint venture is accounted for under the equity method of accounting, because Elan has substantive participating rights that give them the ability to block significant decisions proposed by the Company. In addition, Elan actively participates in directing and carrying out the operating and capital activities of the joint venture's business.

      The agreement with Elan also provides, at Celtrix's option, for EIS to purchase from time to time Series B Convertible Preferred Stock up to an amount of $4.8 million, the proceeds from which sale will be used by Celtrix to fund its share of the joint venture's operating expenses. Celtrix and Elan will be reimbursed by the joint venture for research and development and administrative work performed on behalf of the joint venture. The Series B Convertible Preferred Stock is convertible into Celtrix Common Stock at a price of $2.006 per share and pays a 9% annual in-kind dividend.

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

      The Company has a product development, license and marketing agreement with Genzyme Corporation ("Genzyme") for TGF-beta-2, a potential pharmaceutical based on a naturally occurring compound which appears to play an important role in regulating healthy cell functions. In December 1997, under amended terms, the Company granted Genzyme expanded territory rights to TGF-beta-2 to include Japan, China, Korea and Taiwan. Additionally, under a separate license agreement, Genzyme was granted a worldwide royalty-bearing license to TGF-beta antibodies and receptor technology. In October 1999, this agreement was amended to indicate that the receptor technology sublicense is effective until the end of the full term(s) for which the patent rights are issued. Genzyme is conducting a Phase II clinical study in dermal ulcers; Celtrix is not currently pursuing an in-house TGF-beta-2 program.

      Celtrix has not earned substantial revenues from product sales since inception and at December 31, 1999 has an accumulated deficit of $141.0 million. The Company's revenues to date consist principally of licensing and milestone payments from pharmaceuticals, research and development funding, related party revenue, and to a lesser extent, sales of products for use in research and assay applications. The Company expects to incur additional operating losses, which may fluctuate quarter to quarter, for at least the next several years as the Company continues its development activities, including clinical trials.

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

RESULTS OF OPERATIONS

      Celtrix incurred a net loss of $1.1 million and $10.2 million for the three- and nine-month periods ended December 31, 1999, compared to $1.1 million and $13.1 million for the same periods in 1998. Net loss per share was $0.04 for the three-month periods ended December 31, 1999 and 1998. The reduction of operating expenses in the three-month period ended December 31, 1999 was offset by the Company's share of losses attributable to the joint venture company formed by Celtrix and Elan Corporation, plc in April 1999. Net loss per share decreased to $0.39 per share for the nine-month period ended December 31, 1999, compared to $0.59 for the same period in 1998. The decrease in net loss and basic and diluted net loss per share for the nine-month period ended December 31, 1999 reflects both the reduction of operating expenses since the September 1998 restructuring of the Company, and the absence of one-time restructuring charges associated with that event. The decrease in net loss for the nine-month period ended December 31, 1999 is partially offset by the Company's 80.1% share of the joint venture company's losses, including the $10 million one-time license fee paid by the joint venture company to Elan for the use of Elan's MEDIPAD Delivery System technology.

      Revenues increased to $622,000 and $712,000 for the three- and nine-month periods ended December 31, 1999 from $21,000 and $79,000 for the same periods in 1998. The increase is due primarily to related party revenue from the joint venture formed by Celtrix and Elan Corporation, plc, which includes revenues for services performed on behalf of the joint venture and the sale of SomatoKine drug substance to the joint venture for use in the clinical trial currently planned by the joint venture.

      Operating expenses decreased to $779,000 and $2.1 million for the three- and nine-month periods ended December 31, 1999 from $1.1 million and $13.3 million for the same periods in 1998. The decrease results from the restructuring plan implemented by the Company in September 1998, which included the discontinuation of manufacturing and a reduction of workforce.

      Net interest income increased to $21,000 for the three-month period ended December 31, 1999 from $14,000 for the same period in 1998, and decreased to $74,000 for the nine-month period ended December 31, 1999 from $121,000 for the same period in 1998, due primarily to the increase and decrease, respectively, in average cash, cash equivalent and short-term investment balances.

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

LIQUIDITY AND CAPITAL RESOURCES

      Celtrix has funded its activities with proceeds from private offerings, research and development revenues from collaborative arrangements, lease and debt financing arrangements, proceeds from liquidating its equity investments and, to a lesser extent, other revenues and product sales.

      Celtrix's cash and cash equivalents were approximately $1.2 million at December 31, 1999 and March 31, 1999. Net proceeds of $10.7 million received from the issuance of Common and Preferred Stock and proceeds from the sale of fixed assets were offset by cash outlays which included $9.2 million used for investing activities, primarily in connection with the joint venture company formed with Elan in April 1999, and $1.5 million used in operating activities.

      In April 1999, in connection with the closing of a joint venture agreement with Elan Corporation, plc, Elan International Services, Ltd. purchased 1,508,751 shares of Celtrix Common Stock at a purchase price of $1.657 per share, resulting in net proceeds to the Company of $2.4 million, which is included in the $10.7 million described above.

      In February 2000, an investor in the $14.0 million April 1997 private placement financing exercised 820,344 warrants at an exercise price of $2.6818 per share, which generated $2.2 million in additional cash for the Company.

      At December 31, 1999, the Company had working capital of $.7 million and an accumulated deficit of $141.0 million, and incurred a net loss of $1.1 million for the quarter ended December 31, 1999. The Company has reduced its burn rate to approximately $200,000 per month not including reimbursable expenditures attributed to the joint venture formed by Celtrix and Elan Corporation, plc. Accordingly, the Company expects its working capital, plus $2.2 million in proceeds from the February 2000 exercise of warrants from the April 1997 private placement financing, will be sufficient to fund operations into the first half of 2001. The Company will be required to seek additional funds to finance operations beyond that period. The joint venture transaction with Elan Corporation, plc provides, at Celtrix's option, for the purchase by Elan of additional Celtrix equity securities, the proceeds from which will be used to fund the Company's share of anticipated clinical expenses associated with the joint venture's large-scale trial in osteoporosis (recovery from hip fracture surgery).

      To minimize future dilution to stockholders from additional equity financing, the Company plans to concentrate on establishing additional corporate partner arrangements and other opportunities that will enable the continued development of SomatoKine. Merger opportunities that are consistent with the Company's clinical development of SomatoKine will also be considered. There can be no assurance that the Company will be able to raise additional funds or enter into further collaborative arrangements on terms favorable to the Company. Notwithstanding the foregoing, on December 1, 1999 the Company announced its intention to merge with Insmed Pharmaceuticals, Inc. (see Note 2).

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

      History of Operating Losses; Accumulated Deficit

      The Company has incurred net operating losses in every year of operation since its inception. As of December 31, 1999, the Company had an accumulated deficit of approximately $141.0 million. Losses have resulted principally from costs incurred in connection with the Company's research and development activities and from general and administrative costs associated with the Company's operations. The Company expects to incur substantial and increasing operating losses for at least the next several years. The Company's ability to achieve profitability will depend in part on completing the research and development of, and obtaining regulatory approvals for, its products and successfully commencing product commercialization.

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

      Future Capital Requirements and Uncertainty of Additional Funding

      The Company anticipates that proceeds from recent financings, as well as proceeds from the February 2000 exercise of warrants from the April 1997 private placement financing, will be sufficient to fund the Company's operations into the first half of 2001. Further development of the Company's products will require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential therapeutic products to market and to establish production, marketing and sales capabilities. Such additional funding will need to be raised through collaborative arrangements or through public or private financings, including equity financing. The joint venture transaction with Elan Corporation, plc in April 1999 provides, at Celtrix's option, for the purchase by Elan of additional Celtrix equity securities, the proceeds from which will be used to fund the Company's share of anticipated clinical expenses associated with the joint venture's large-scale trial in osteoporosis (recovery from hip fracture surgery). Any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictions on the Company's ability to pay future dividends on its capital stock or the manner in which the Company conducts its business.

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

      Concentration of Stock Ownership

      As of December 31, 1999 the Company's directors and officers and their affiliates beneficially owned approximately 28% of the outstanding Common Stock. As a result, these stockholders have been able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

      Impact of Year 2000

        Many computer systems experience problems handling dates beyond the year 1999. Therefore, certain computer hardware and software was upgraded or modified before the Year 2000 in order to remain functional. Celtrix has assessed the impact of Year 2000 on its existing software and systems. Celtrix believes it implemented successfully the systems and software changes necessary to address the Year 2000 issues, and does not believe that the costs of such actions will have a material effect on Celtrix's results of operations or financial condition. However, it is unknown the extent, if any, of the impact of the Year 2000 on other systems and equipment of third parties with which the Company does business. There can be no assurance that third parties will address the Year 2000 issue in a timely fashion, or at all. Any Year 2000 compliance problem or delay of either the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results and financial conditions.

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

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits:

           2.2 Amended and Restated Agreement and Plan of Reorganization By and Among Insmed, Inc., Celtrix Pharmaceuticals, Inc., Celtrix Merger Sub, Inc., and Insmed Pharmaceuticals, Inc. dated as of February 9, 2000


          27.1     Financial Data Schedule


      (b) The Company filed the following reports on Form 8-K during the quarter ended December 31, 1999:

          None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CELTRIX PHARMACEUTICALS, INC. (Registrant)


Date: February 10, 2000            By: /s/ DONALD D. HUFFMAN
                                   ---------------------------------------------
                                   Donald D. Huffman
                                   Vice President, Finance and Administration
                                   and Chief Financial Officer (Duly authorized
                                   principal financial and accounting officer)

                                  Exhibit Index


           2.2 Amended and Restated Agreement and Plan of Reorganization By and Among Insmed, Inc., Celtrix Pharmaceuticals, Inc.,
                   Celtrix Merger Sub, Inc., and Insmed Pharmaceuticals, Inc.
                   dated as of February 9, 2000

          27.1     Financial Data Schedule