Form 10-Q/A
period 1999-12-31
CELTRIX PHARMACEUTICALS INC
filed 2000-03-24
CIK 871395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A


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

      In connection with the merger, Insmed entered into an agreement to sell 5,632,678 shares of its common stock and warrants, exercisable for five years, to purchase 6,901,344 shares of common stock of the newly formed holding company. The proceeds from the financing will be approximately $34.5 million. Subsequent to the financing, the new investors, Celtrix's current shareholders and Insmed's current shareholders will hold approximately 22%, 34% and 44%, respectively, of the outstanding common stock of the newly formed holding company, on a fully diluted basis. Such sale is contingent upon completion of the merger with Celtrix.

3.    Joint Venture with Elan Corporation, plc

      On April 21, 1999, the Company entered into an agreement with Elan Corporation, plc to establish a joint venture company (Celtrix Newco, Ltd.), a company incorporated in Bermuda, for the development of SomatoKine to treat osteoporosis using Elan's MEDIPAD Delivery System.

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

      The agreement with Elan also provides, at Celtrix's option, for EIS to purchase from time to time Series B Convertible Preferred Stock up to an amount of $4.8 million, the proceeds from which sale will be used by Celtrix to fund its share of the joint venture's operating expenses. Celtrix and Elan will be reimbursed by the joint venture for research and development and administrative work performed on behalf of the joint venture. The Series B Convertible Preferred Stock is convertible into Celtrix Common Stock at a price of $2.006 per share and pays a 9% annual in-kind dividend. The obligation of Elan to purchase Series B Preferred Stock will terminate at the time of the merger with Insmed. See Note 2.

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

      The following summarizes financial information of Celtrix Newco, Ltd.

                                                 Condensed Statement of Operations

                                              Three Months              Nine Months
                                                 Ended                     Ended
                                           December 31, 1999          December 31, 1999
                                           -----------------          -----------------
                                                         (in thousands)
Costs and Expenses:
  Research and development                       $ 840                     $ 11,075
  General and administrative                        60                          127
                                                 -----                     --------
Net Loss                                         $(900)                    $(11,202)
                                                 =====                     ========
Company's Share of Net Loss                      $ 963(1)                  $  8,973
                                                 =====                     ========

(1) Includes an adjustment for advances to the joint venture by Celtrix.

                                                   Condensed Balance Sheet
                                                      December 31, 1999
                                                       (in thousands)
                                                   -----------------------
Current liabilities                                       $ 1,202
Stockholders' equity                                      $(1,202)

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

      Based on these promising findings, in April 1999 the Company entered into an agreement with Elan Corporation, plc to establish a joint venture company (Celtrix Newco, Ltd.), a company incorporated in Bermuda, for the development of SomatoKine to treat osteoporosis using Elan's MEDIPAD Delivery System. The joint venture company is initially owned 80.1% by Celtrix and 19.9% by Elan. The joint venture company has licensed SomatoKine technology from Celtrix and MEDIPAD technology from Elan. Celtrix initially invested $8.01 million in the joint venture and Elan invested $1.99 million. At the time of closing, Elan International Services, Ltd. (EIS) purchased $8.01 million of Celtrix Series A Convertible/Exchangeable Preferred Stock, which, with all accrued and unpaid dividends, is convertible into Celtrix Common Stock at a price of $2.006 per share or exchangeable for an incremental 30.1% ownership in the joint venture to a total of 50.0%. If the exchange right is exercised, the Series A Convertible/Exchangeable Preferred Stock will be cancelled. The Company anticipates the Series A Convertible/Exchangeable Preferred Stock will be converted to Common Stock, in accordance with the terms of the agreement with Elan, at the time of the proposed merger with Insmed Pharmaceuticals, Inc. (see
Note 2). The Series A Convertible/Exchangeable Preferred Stock pays a 5% annual in-kind dividend. Although the Company owns 80.1% of the joint venture, the joint venture is accounted for under the equity method of accounting, because Elan has substantive participating rights that give them the ability to block significant decisions proposed by the Company. In addition, Elan actively participates in directing and carrying out the operating and capital activities of the joint venture's business.

      The agreement with Elan also provides, at Celtrix's option, for EIS to purchase from time to time Series B Convertible Preferred Stock up to an amount of $4.8 million, the proceeds from which sale will be used by Celtrix to fund its share of the joint venture's operating expenses. Celtrix and Elan will be reimbursed by the joint venture for research and development and administrative work performed on behalf of the joint venture. The Series B Convertible Preferred Stock is convertible into Celtrix Common Stock at a price of $2.006 per share and pays a 9% annual in-kind dividend. The obligation of Elan to purchase Series B Preferred Stock will terminate at the time of the merger with Insmed. See Note 2.

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

      In July 1998, Celtrix initiated a Phase II feasibility study in diabetes. This 12-patient study investigated SomatoKine's potential to increase sensitivity to insulin and improve blood glucose control. In a cross-over study, patients served as their own control group. All patients reacted positively to SomatoKine. On average, while using SomatoKine, patients reduced exogenous insulin by 49% and recorded a 23% reduction in blood sugar levels, while improving glycemic control. Clinical findings from this study, released in first calendar quarter 1999, will be used to establish corporate partnership(s) for future development of SomatoKine in diabetes.

      The Company has a product development, license and marketing agreement with Genzyme Corporation ("Genzyme") for TGF-beta-2, a potential pharmaceutical based on a naturally occurring compound which appears to play an important role in regulating healthy cell functions. In December 1997, under amended terms, the Company granted Genzyme expanded territory rights to TGF-beta-2 to include Japan, China, Korea and Taiwan. Additionally, under a separate license agreement, Genzyme was granted a worldwide royalty-bearing license to TGF-beta antibodies and receptor technology. In October 1999, this agreement was amended to indicate that the receptor technology sublicense is effective until the end of the full term(s) for which the patent rights are issued. Genzyme has completed a Phase II clinical study in dermal ulcers; Celtrix is not currently pursuing an in-house TGF-beta-2 program.

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

      Revenues increased to $622,000 and $712,000 for the three- and nine-month periods ended December 31, 1999 from $21,000 and $79,000 for the same periods in 1998. The increase is due primarily to related party revenue from the joint venture formed by Celtrix and Elan Corporation, plc, which includes revenues for services performed on behalf of the joint venture and the reimbursement at cost for SomatoKine drug substance provided to the joint venture for use in the clinical trial currently planned by the joint venture.

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

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits:

           2.2* Amended and Restated Agreement and Plan of Reorganization By and Among Insmed, Inc., Celtrix Pharmaceuticals, Inc., Celtrix Merger Sub, Inc., and Insmed Pharmaceuticals, Inc. dated as of February 9, 2000

(*) Incorporated by reference to identically numbered exhibit filed with Registrant's Form 10-Q for the quarterly period ended December 31, 1999, filed with the Securities and Exchange Commission on February 10, 2000.

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



                                   CELTRIX PHARMACEUTICALS, INC. (Registrant)


Date: March 24, 2000               By: /s/ DONALD D. HUFFMAN
                                   ---------------------------------------------
                                   Donald D. Huffman
                                   Vice President, Finance and Administration
                                   and Chief Financial Officer (Duly authorized
                                   principal financial and accounting officer)

                                  Exhibit Index


           2.2* Amended and Restated Agreement and Plan of Reorganization By and Among Insmed, Inc., Celtrix Pharmaceuticals, Inc.,
                   Celtrix Merger Sub, Inc., and Insmed Pharmaceuticals, Inc.
                   dated as of February 9, 2000

          27.1     Financial Data Schedule

(*) Incorporated by reference to identically numbered exhibit filed with Registrant's Form 10-Q for the quarterly period ended December 31, 1999, filed with the Securities and Exchange Commission on February 10, 2000.