Form 10-Q/A
period 1999-12-31
CELTRIX PHARMACEUTICALS INC
filed 2000-04-17
CIK 871395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 2

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

2.    Acquisition of Celtrix by Insmed Pharmaceuticals, Inc.

      On December 1, 1999, the Company announced that it had entered into a definitive agreement for Insmed Pharmaceuticals, Inc. (Insmed) to acquire Celtrix. The acquisition of Celtrix by Insmed, a bioscience company focused on the diagnosis and treatment of medical conditions associated with insulin resistance, including type 2 diabetes and polycystic ovary syndrome (PCOS), is subject to approval by the shareholders of both companies, as well as certain other contingencies and is expected to close at the beginning of the second quarter, 2000. At closing, each common share of Celtrix will be exchanged for one share of common stock in a newly formed holding company (Insmed Incorporated). The aggregate par value and related dividends of Celtrix Series A Convertible/Exchangeable Preferred Stock are convertible into Celtrix common stock at a price per share of $2.006. The holders of Celtrix Series A will receive one share of common stock of Insmed Incorporated on an as converted basis. Each share of Insmed will be exchanged for three and one-half shares. Prior to the closing of the financing described below, Celtrix's current shareholders will hold approximately 43% and Insmed's current shareholders will hold approximately 57% of the new company. The exchange will be tax-free for both companies' shareholders. The newly formed holding company expects to be a publicly traded company.

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

      The joint venture company is initially owned 80.1% by Celtrix and 19.9% by Elan. The joint venture company has licensed SomatoKine technology from Celtrix and MEDIPAD technology from Elan. Celtrix initially invested $8.01 million in the joint venture and Elan invested $1.99 million. At the time of closing, Elan International Services, Ltd. (EIS) purchased $8.01 million of Celtrix Series A Convertible/Exchangeable Preferred Stock, which, with all accrued and unpaid dividends, is convertible at EIS's option into Celtrix common stock at a price of $2.006 per share or exchangeable for an incremental 30.1% ownership in the joint venture to a total of 50.0%. If the exchange right is exercised, the Series A Convertible/Exchangeable Preferred Stock will be cancelled. Because the Series A Convertible/Exchangeable Preferred Stock can be exchanged for an additional ownership in the joint venture and is at EIS's option, it is presented outside of permanent equity on the consolidated balance sheet. The Company anticipates the Series A Convertible/Exchangeable Preferred Stock will be converted to common stock, in accordance with the terms of the agreement with Elan, at the time of the proposed merger with Insmed Pharmaceuticals, Inc. (see
Note 2). The Series A Convertible/Exchangeable Preferred Stock pays a 5% annual in-kind dividend. Although the Company owns 80.1% of the joint venture, the joint venture is accounted for under the equity method of accounting. Celtrix has not consolidated the joint venture company because Elan has substantive rights that give them the ability to block significant decisions proposed by the Company and to participate in the matters arising in the ordinary course of business, which would not normally require board of directors approval or approval by Elan. In addition, Elan actively participates in directing and carrying out the operating and capital activities of the joint venture's business.

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

4.    Revenues from Related Parties

      Revenues from related parties of $597,000 and $629,000 for the three- and nine-month periods ended December 31, 1999 are from the joint venture formed by Celtrix and Elan Corporation, plc. These revenues cover services performed on behalf of the joint venture and $550,000 for the reimbursement, at Celtrix's production cost, of the anticipated total amount of SomatoKine drug substance provided by Celtrix to the joint venture for use in the clinical trial currently planned by the joint venture. Celtrix does not expect further revenues during 2000 from the sale of SomatoKine from the clinical supply of drug substance on hand.

5.    Restructuring Charges

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

6.    Nasdaq Listing

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

7.    Subsequent Events

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

      Revenues increased to $622,000 and $712,000 for the three- and nine-month periods ended December 31, 1999 from $21,000 and $79,000 for the same periods in 1998. The increase is due primarily to related party revenues from the joint venture formed by Celtrix and Elan Corporation, plc. These revenues cover services performed on behalf of the joint venture and $550,000 for the reimbursement, at Celtrix's production cost, of the anticipated total amount of SomatoKine drug substance provided by Celtrix to the joint venture for use in the clinical trial currently planned by the joint venture. Celtrix does not expect further revenues during 2000 from the sale of SomatoKine from the clinical supply of drug substance on hand.

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



                                   CELTRIX PHARMACEUTICALS, INC. (Registrant)


Date: April 17, 2000               By: /s/ DONALD D. HUFFMAN
                                   ---------------------------------------------
                                   Donald D. Huffman
                                   Vice President, Finance and Administration
                                   and Chief Financial Officer (Duly authorized
                                   principal financial and accounting officer)

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